Form 10-Q
period 1996-03-31
BALLY TOTAL FITNESS HOLDING CORP
filed 1996-05-15
CIK 770944

FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON D.C.  20549

       (Mark One)
       [X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the period ended March 31, 1996

                                         or

       [ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                           Commission file number 33-99844

                       BALLY TOTAL FITNESS HOLDING CORPORATION
               (Exact name of registrant as specified in its charter)


                    Delaware                           36-3228107
         (State or other jurisdiction of             (IRS Employer
                of incorporation)                 Identification No.)

           8700 West Bryn Mawr Avenue
                   Chicago, IL                           60631
         (Address of principal executive               (Zip Code)
                    offices)


       Registrant's telephone number, including area code: (312) 380-3000


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

       Yes  X    No


       As of April 30, 1996, 12,495,161 shares of the registrant's common stock were outstanding.




                       BALLY TOTAL FITNESS HOLDING CORPORATION


                                        INDEX







       PART I.   FINANCIAL INFORMATION


         Item 1. Financial statements:

           Condensed consolidated balance sheet (unaudited)
                March 31, 1996 and December 31, 1995

           Consolidated statement of operations (unaudited)
                Three months ended March 31, 1996 and 1995

           Consolidated statement of stockholders' equity (unaudited)
                Three months ended March 31, 1996

           Consolidated statement of cash flows (unaudited)
                Three months ended March 31, 1996 and 1995

           Notes to condensed consolidated financial statements
             (unaudited)


         Item 2. Management's discussion and analysis of financial condition and results of operations


       PART II.  OTHER INFORMATION


         Item 1. Legal proceedings

         Item 6. Exhibits and reports on Form 8-K




       SIGNATURE PAGE




                       BALLY TOTAL FITNESS HOLDING CORPORATION

                        Condensed Consolidated Balance Sheet
                                   (In thousands)
                                     (Unaudited)

                                                   March 31,    December 31,
                                                      1996           1995
                                                  ----------     -----------
                                       ASSETS

       Current assets:
          Cash and equivalents                     $    9,746     $   21,263
          Installment contracts receivable, net       156,398        155,504
          Other current assets                         21,021         20,216
                                                   ----------     ----------
            Total current assets                      187,165        196,983

       Long-term installment contracts
          receivable, net                             157,711        147,856
       Property and equipment, less accumulated
          depreciation and amortization of
          $294,390 and $293,698                       344,449        348,468
       Intangible assets, less accumulated
          amortization of $46,244 and $45,117         109,100        110,227
       Other assets                                    38,906         42,760
                                                   ----------     ----------
                                                   $  837,331     $  846,294
                                                   ==========     ==========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

       Current liabilities:
          Accounts payable                         $   35,700     $   43,740
          Income taxes payable                          1,811          2,241
          Deferred income taxes                         2,948         11,112
          Deferred revenues                            61,293         61,881
          Accrued liabilities                          60,388         64,978
          Current maturities of long-term debt         17,581          1,481
                                                   ----------     ----------
            Total current liabilities                 179,721        185,433

       Long-term debt, less current maturities        363,817        368,032
       Tax obligation to Bally Entertainment
          Corporation                                  15,200         15,200
       Other liabilities and deferred credits          40,617         37,282

       Stockholders' equity                           237,976        240,347
                                                   ----------     ----------
                                                   $  837,331     $  846,294
                                                   ==========     ==========


                               See accompanying notes.




                       BALLY TOTAL FITNESS HOLDING CORPORATION

                        Consolidated Statement of Operations
                        (In thousands, except per share data)
                                     (Unaudited)


                                                       Three months ended
                                                           March 31,
                                                   -------------------------
                                                      1996           1995
                                                   ----------     ----------

       Net revenues:
        Membership revenues -
          New                                      $  112,804     $  117,206
          Dues                                         45,388         45,144
        Finance charges earned                          9,595          8,919
        Fees and other                                  3,294          5,226
                                                   ----------     ----------
                                                      171,081        176,495

       Operating costs and expenses:
          Fitness center operations                    94,905        100,996
          Member processing and collection
           centers                                     12,212         12,791
          Advertising                                  12,611         10,969
          General and administrative                    7,183          6,503
          Provision for doubtful receivables           20,902         20,625
          Depreciation and amortization                13,676         14,395
                                                   ----------     ----------
                                                      161,489        166,279
                                                   ----------     ----------
       Operating income                                 9,592         10,216

       Interest expense                                11,849         10,049
                                                   ----------     ----------
       Income (loss) before income taxes               (2,257)           167

       Income tax provision                               200             50
                                                   ----------     ----------
       Net income (loss)                           $   (2,457)    $      117
                                                   ==========     ==========

       Per common share:

          Net income (loss) - proforma for 1995    $     (.20)    $      .01
                                                   ==========     ==========





                               See accompanying notes.












          BALLY TOTAL FITNESS HOLDING CORPORATION

       Consolidated Statement of Stockholders' Equity
             (In thousands, except share data)
                        (Unaudited)


                  Common Stock                             Unearned    Total
              -------------------                        compensation  stock-
                Number    Stated Contributed Accumulated -restricted  holders'
               of shares   value   capital     deficit      stock     equity
              ----------  ------- --------- ------------ ---------- ---------
Balance at
December
31, 1995       11,845,161  $  118  $ 293,062  $ (52,833)  $         $  240,347

Net loss                                         (2,457)                (2,457)

Stock awards
under long-
term incentive
plan             650,000        7      4,389               (4,396)           -

Amortization
of unearned
compensation                                                   86           86
               ---------  ------  ---------  ---------   --------    ----------
Balance at
March 31,
1996          12,495,161  $  125  $ 297,451  $ (55,290)  $  (4,310)  $  237,976
              ==========  ======  =========  =========   =========   ==========











                  See accompanying notes.




                       BALLY TOTAL FITNESS HOLDING CORPORATION

                        Consolidated Statement of Cash Flows
                                   (In thousands)
                                     (Unaudited)


                                                     Three months ended
                                                           March 31,
                                                   -----------------------
                                                      1996         1995
                                                   ---------     ---------

       OPERATING:
        Net income (loss)                          $  (2,457)    $     117
        Adjustments to reconcile to cash
         used -
          Depreciation and amortization,
           including amortization included
           in interest expense                        14,552        14,985
          Provision for doubtful receivables          20,902        20,625
          Deferred income taxes                         (450)        4,648
          Change in operating assets and
           liabilities                               (47,685)      (42,314)
                                                   ---------     ---------
            Cash used in operating activities        (15,138)       (1,939)

       INVESTING:
        Purchases of property and equipment           (7,172)       (6,412)
        Other, net                                       747          (459)
                                                   ---------     ---------
            Cash used in investing activities         (6,425)       (6,871)


       FINANCING:
        Net borrowings under revolving
         credit agreement                              9,000         4,875
        Net borrowings (repayments) of other
         long-term debt                                1,190          (786)
        Debt issuance costs                             (144)         (137)
                                                   ---------     ---------
            Cash provided by financing
             activities                               10,046         3,952
                                                   ---------     ---------
       Decrease in cash and equivalents              (11,517)       (4,858)
       Cash and equivalents, beginning
        of period                                     21,263        12,804
                                                   ---------     ---------
       Cash and equivalents, end of period         $   9,746     $   7,946
                                                   =========     =========



                               See accompanying notes.




                       BALLY TOTAL FITNESS HOLDING CORPORATION

                  Consolidated Statement of Cash Flows-(Continued)
                                   (In thousands)
                                     (Unaudited)


                                                     Three months ended
                                                          March 31,
                                                  ------------------------
                                                      1996         1995
                                                  ----------    ----------

       SUPPLEMENTAL CASH FLOWS INFORMATION:
       Changes in operating assets and
        liabilities were as follows -
          Increase in installment contracts
           receivable                             $  (31,601)   $  (29,770)
          Increase in other current and
           other assets                                 (747)       (3,437)
          Increase (decrease) in accounts
           payable                                    (8,344)        2,372
          Increase in due to Bally
           Entertainment Corporation                                    45
          Decrease in income taxes payable              (430)         (298)
          Decrease in accrued and other
           liabilities                                (4,753)       (6,776)
          Decrease in deferred revenues               (1,810)       (4,450)
                                                  ----------    ----------
                                                  $  (47,685)   $  (42,314)
                                                  ==========    ==========

       Cash payments for interest and income
        taxes were as follows-
          Interest paid                           $   17,352    $   16,490
          Interest capitalized                           (55)          (56)
          Income taxes paid (refunded), net            1,080        (4,300)

       Investing and financing activities exclude
        the following non-cash transaction -
          Acquisition of equipment through
           capital leases                         $    1,999    $











                               See accompanying notes.




                       BALLY TOTAL FITNESS HOLDING CORPORATION

                Notes to Condensed Consolidated Financial Statements (All dollar amounts in thousands, except share data)
                                     (Unaudited)



       Basis of presentation

       The accompanying condensed consolidated financial statements include the accounts of Bally Total Fitness Holding Corporation (_the Company_) and the subsidiaries which it controls. The Company, through its subsidiaries, is a nationwide commercial operator of fitness centers with 323 facilities concentrated in 27 states and Canada. The Company operates in one industry segment, and all significant revenues arise from the commercial operation of fitness centers, primarily in major metropolitan markets in the United States. Unless otherwise specified in the text, references to the Company include the Company and its subsidiaries. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

       The Company was a wholly owned subsidiary of Bally Entertainment Corporation (_Bally_) until the consummation of Bally's spin-off (the _Spin-off_) of the Company on January 9, 1996. On that date, 11,845,161 shares of Company common stock were distributed to holders of record of Bally's common stock as of November 15, 1995. For financial accounting purposes, the Company has reflected the effect of the Spin-off as of December 31, 1995.

       All adjustments have been recorded which are, in the opinion of management, necessary for a fair presentation of the condensed consolidated balance sheet of the Company at March 31, 1996, its consolidated statements of operations and cash flows for the three months ended March 31, 1996 and 1995, and its consolidated statement of stockholders' equity for the three months ended March 31, 1996. All such adjustments were of a normal recurring nature.

       The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles which require the Company's management to make estimates and assumptions that affect the amounts reported therein. Actual results
       could   vary   from   such   estimates.       In   addition,   certain
       reclassifications have been made to prior period financial statements to conform with the 1996 presentation.

       Seasonal factors

       The Company's operations are subject to seasonal factors and, therefore, the results of operations for the three months ended March 31, 1996 and 1995 are not necessarily indicative of the results of operations for the full year.




       Installment contracts receivable
                                                    March 31,   December 31,
                                                      1996         1995
                                                   ----------   -----------

       Current:
         Installment contracts                     $  246,794    $   244,522
         Less --
           Unearned finance charges                    28,505         27,128
           Allowance for doubtful receivables
             and cancellations                         61,891         61,890
                                                   ----------    -----------
                                                   $  156,398    $   155,504
                                                   ==========    ===========
       Long-term:
         Installment contracts                     $  222,651    $   211,549
         Less --
           Unearned finance charges                    14,301         13,055
           Allowance for doubtful receivables
             and cancellations                         50,639         50,638
                                                   ----------    -----------
                                                   $  157,711    $   147,856
                                                   ==========    ===========
       Long-term debt

       The Company is restricted from paying cash dividends by the terms of its 13% Senior Subordinated Notes due 2003 and its revolving credit agreement. The covenants also limit the amounts available for capital expenditures and additional borrowings, and require maintenance of certain financial ratios. The Company's revolving credit agreement provides for a $15,000 line of credit, which is reduced by the amount of any outstanding letters of credit in excess of $15,000 (which excess may not exceed $5,000). The maximum amount available under this revolving credit agreement, including letters of credit, is $30,000. At March 31, 1996, outstanding letters of credit totaled approximately $17,300 and approximately $3,700 of the line of credit remained unused.

       Income taxes

       Taxable income or loss of the Company is included in the consolidated federal income tax return of Bally through January 9, 1996. The Company is required to file its own separate consolidated federal income tax return for periods after January 9, 1996. The income tax provision for the first quarter of 1996 reflects state income taxes only, as no federal benefit has been provided due to the uncertainty of its realization.


       Earnings (loss) per common share

       Loss per  common share for the  three months ended March  31, 1996 was computed by dividing net loss by the weighted average number of shares
       of  common  stock  outstanding  during   the  period,  which  totalled
       12,170,161 shares.   325,000  shares of  restricted stock  were issued
       subject  to  forfeiture unless  certain  conditions  are met.    These
       contingent  shares are  considered common  stock  equivalents and  are



       excluded from the loss per share computation because their effect would be anti-dilutive. Proforma earnings per common share for the three months ended March 31, 1995 was $.01 per share, and gives effect to (i) adjustments made to reflect the income tax provision as if the Company had filed its own separate consolidated income tax returns for the period and (ii) a distribution of 11,845,161 shares of Company common stock to Bally shareholders, as if such distribution had taken place as of the beginning of the period.

       Impact of recently issued accounting standards

       In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (_SFAS_) No. 121, _Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of_ which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. SFAS No. 121 requires assets to be evaluated for impairment by disaggregation and grouping at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets, which is a different calculation than the Company currently uses to evaluate the recoverability of consolidated goodwill. The Company applied the standards of SFAS No. 121 in the first quarter of 1996 and the adoption had no effect on results of operation.




                       BALLY TOTAL FITNESS HOLDING CORPORATION

           Management's Discussion and Analysis of Financial Condition and
                                Results of Operations



       Comparison of the three months ended March 31, 1996 and 1995

       Net revenues for the first quarter of 1996 were $171.1 million compared to $176.5 million in 1995. New membership revenue decreased $4.4 million (4%) primarily due to a 17% decline in the number of contracts sold offset, in part, by a 16% increase in the average selling price. Results for January and February 1996 reflected a 6% year-to-year improvement in new member sales. However, March results more than offset the improvement. Net revenues for the same fitness centers selling memberships throughout both periods decreased $4.3 million (3%) as a result of the aforementioned decline in the number of contracts sold offset, in part, by the increase in the average selling price. The number of fitness centers decreased from 333 at March 31, 1995 to 323 at March 31, 1996, representing the closure of thirteen older, typically smaller facilities and the sale of the
       Vertical Club in New York City to Bally offset, in part, by the opening of four new, larger facilities. Dues revenue increased $.2 million over 1995. Finance charges earned increased $.7 million (8%) in the 1996 period compared to 1995 reflecting a larger receivable portfolio. Fees and other revenues decreased $1.9 million (37%) primarily due to non-recurring income in the first quarter of 1995 pertaining to insurance recoveries and a reduction of personal trainer income in the 1996 period as a result of outsourcing the service.

       Operating income for the first quarter of 1996 was $9.6 million compared to $10.2 million in 1995. The decrease of $.6 million (6%) is primarily due to the aforementioned decrease in revenues offset, in part, by a $4.8 million (3%) decrease in operating costs and expenses. Excluding the provision for doubtful receivables, operating costs and expenses decreased $5.1 million (3%) in the first quarter of 1996 compared to 1995. The decrease was primarily due to reductions in salaries and other variable costs (including consolidations of member service operations and reductions in personal trainer salaries) and, to a lesser extent, commissions as a result of the aforementioned decline in new membership sales.

       Fitness center operating expenses for the first quarter of 1996 decreased $6.1 million (6%) from 1995 primarily due to a reduction in payroll and related costs ($4.1 million) and other variable costs as a result of the continuing cost reduction program. As a percentage of net revenues, fitness center operating expenses decreased from 57% in the 1995 period to 55% in 1996.





       Member processing and collection center expenses decreased $.6 million (5%) primarily due to the completion in late 1995 of the consolidation of three regional service centers (_RSCs_) into two and the completion of a computer conversion project. With the addition of new hardware and software, the Company is able to streamline its processing procedures and develop efficiencies that will enable the RSCs to better service membership accounts while reducing costs in the future. Member processing and collection center expenses as a percentage of net revenues was 7% for both periods.

       Advertising costs for the first quarter of 1996 increased $1.6 million (15%) over 1995 primarily due to increased media and production costs. This is consistent with the Company's belief that strong marketing support is critical to attracting new members both at existing and new fitness centers. Advertising expenses as a percentage of net revenues increased from 6% in the 1995 period to 7% in 1996.

       General and administrative expenses increased $.7 million (10%) primarily due to increased legal costs and, as a percentage of net revenues, were 4% for each period.

       The provision for doubtful receivables for the first quarter of 1996 was $20.9 million compared to $20.6 million for 1995, an increase of $.3 million (1%). The provision for doubtful receivables as a percentage of net financed sales was 25% in both periods.

       Depreciation and amortization expenses decreased $.7 million (5%) from 1995 and, as a percentage of net revenues, was 8% in both periods.

       Interest expense, net of capitalized interest, was $11.8 million for the first quarter of 1996 compared to $10.0 million in 1995, an increase of $1.8 million (18%) principally reflecting a higher average level of debt offset, in part, by lower average interest rates.

       For periods commencing after the Spin-off, the Company is required to file its own separate consolidated federal income tax return. The income tax provision for the first quarter of 1996 reflects state income taxes only, as no federal benefit has been provided due to the uncertainty of its realization.


       Liquidity and capital resources

       The Company has no scheduled principal payments under its subordinated indebtedness  until 2003,  no scheduled  principal payments  under its securitization facility until January 1997 and its scheduled principal payments under  other indebtedness outstanding  at March 31,  1996 are
       not significant.   The  Company's debt service  payments for  the next
       twelve  months,   principally  for  interest,   are  expected   to  be
       approximately  $44.6  million.     Additionally,  approximately  $15.6
       million principal amount of the $150.0 million securitization facility
       will be  amortized unless the financing  is renewed or replaced.   The
       Company plans to offer a new  series of securitization certificates to replace the current  issue during the last quarter of  1996.  However, there can be no assurance that  such a replacement series will be sold



       or that the terms of such series will be as favorable as the existing series.

       The Company's recent losses and the terms of its revolving credit agreement limit the Company's ability to borrow significant amounts of additional funds. Consequently, the Company is dependent on its operations and availability under its revolving credit agreement for its cash needs. At March 31, 1996, approximately $9.0 million was outstanding on the borrowing portion of the line of credit.

       The Company has managed in recent years and expects to continue to manage near-term liquidity requirements utilizing, in addition to the occasional sale of non-strategic assets, a variety of techniques to increase the cash sales and down payments and to accelerate collections and dues payments to increase available cash reserves. For example, during late 1995 the Company initiated a program which allowed members to transfer the balance of their installment contracts to a credit card sponsored by a third party bank which results in the payment of the full principal amount of the installment contract without the need for a discount to the member. For the three months ended March 31, 1996, approximately $8 million of such payment accelerations were generated. A similar program tested during the last six months of 1994 and the first three months of 1995 generated $9 million of payment accelerations.

       Management plans to make capital expenditures of approximately $5.0 million to $10.0 million over the next twelve months to maintain, and in many cases upgrade, its existing facilities as funds are available.
       In recent years, the Company has also spent $10.0 million to $15.0 million annually, as funds were available, to build new or replacement
       facilities.   The Company  expects to  continue those  expenditures if
       operations generate  sufficient cash flows.   The Company  believes it
       will be able to satisfy its cash needs over the next twelve months.




       Cash Earnings Before Interest, Taxes, Depreciation And Amortization (_Cash EBITDA_)

       The indenture governing the Company's 13% Senior Subordinated Notes due 2003 (the _13% Notes_) requires the disclosure of information with respect to Cash EBITDA (as calculated using accounting principles in effect at the time the 13% Notes were issued) in the Company's quarterly report. Cash EBITDA should not be considered as an alternative to any measure of performance or liquidity as promulgated under generally accepted accounting principles (such as net income
       (loss) or cash provided by (used in) operating, investing and financing activities) nor should it be considered as an indicator of the Company's overall financial performance.

       Cash EBITDA is calculated as follows (in millions):

                                                        Three months ended
                                                             March 31,
                                                     ------------------------
                                                        1996          1995
                                                     ----------     ---------

       Income (loss) before income taxes              $    (2.3)    $      .2
       Adjustments to reconcile to Cash EBITDA:
          Interest expense (excluding $3.6
            million of interest on the
            securitization certificates in 1996)            8.3          10.1
          Depreciation and amortization                    13.7          14.4
          Provision for doubtful receivables               20.9          20.6
          Increase in installment contracts
           receivable                                     (31.6)        (29.8)
          Decrease in deferred revenues                    (1.8)         (4.4)
                                                      ---------     ---------
       Cash EBITDA                                    $     7.2     $    11.1
                                                      =========     =========

       Cash EBITDA was $7.2 million for the first quarter of 1996 compared to $11.1 million for 1995, a decrease of $3.9 million (35%), primarily attributable to interest expense on the securitization certificates. Accounting principles in January 1993 treated this type of financing as a sale, and therefore a reduction in receivables, rather than as indebtedness with related interest expense. Excluding the related interest expense of $3.6 million, Cash EBITDA decreased by $.3 million. This decrease was principally due to a $3.9 million (3%) decrease in cash revenue (primarily cash sales) offset, in part, by a $3.6 million (3%) decrease in cash expenses. The decline in cash sales reflects management's strategy to reduce the Company's reliance on highly discounted cash sales as a short-term source of cash flows and, as a result, to build greater long-term and more consistent cash flows from financed memberships and dues. The decrease in cash expenses (primarily payroll and commissions) was principally due to the aforementioned cost reduction program.




                       BALLY TOTAL FITNESS HOLDING CORPORATION

                             PART II.  OTHER INFORMATION



       Item 1.  Legal Proceedings

          (a) A suit entitled 25 Broadway Realty Co. v. Health & Tennis Corporation of New York, Health & Tennis Corporation of America and Bally's Health & Tennis Corporation has been settled. The Company signed a modified lease agreement for that location with the landlord/plaintiff which it believes to be at least as favorable to the Company as the disputed lease.

       Item 6.   Exhibits and reports on Form 8-K

          (a)    Exhibits:

                 27   Financial Data Schedule (filed electronically only).

          (b)    Reports on Form 8-K:

                 None.




                                   SIGNATURE PAGE

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.









                                     BALLY TOTAL FITNESS HOLDING CORPORATION
                                     ---------------------------------------
                                                     Registrant


                                                   /s/ Julie Adams
                                           -----------------------------
                                                    Julie Adams
                                           Vice President and Controller
                                           (Principal Accounting Officer)



       Dated:  May 15, 1996