Form 10-Q
period 1996-06-30
BALLY TOTAL FITNESS HOLDING CORP
filed 1996-08-14
CIK 770944

FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON D.C.  20549

       (Mark One)
       [X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the period ended June 30, 1996

                                         or

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

       Yes  X    No


       As of August 9, 1996, 12,495,161 shares of the registrant's common stock were outstanding.




                       BALLY TOTAL FITNESS HOLDING CORPORATION


                                        INDEX



                                                                     Page
                                                                    Number


       PART I.   FINANCIAL INFORMATION


         Item 1. Financial statements:

           Condensed consolidated balance sheet (unaudited)
                June 30, 1996 and December 31, 1995                      1

           Consolidated statement of operations (unaudited)
                Six months ended June 30, 1996 and 1995                  2

           Consolidated statement of operations (unaudited)
                Three months ended June 30, 1996 and 1995                3

           Consolidated statement of stockholders' equity (unaudited)
                Six months ended June 30, 1996                           4

           Consolidated statement of cash flows (unaudited)
                Six months ended June 30, 1996 and 1995                  5

           Notes to condensed consolidated financial statements
             (unaudited)                                                 7


         Item 2. Management's discussion and analysis of financial
                 condition and results of operations                    10


       PART II.  OTHER INFORMATION


         Item 1. Legal proceedings                                      16

         Item 6. Exhibits and reports on Form 8-K                       16




       SIGNATURE PAGE                                                   17





                       BALLY TOTAL FITNESS HOLDING CORPORATION

                        Condensed Consolidated Balance Sheet
                                   (In thousands)
                                     (Unaudited)

                                                   June 30,     December 31,
                                                     1996            1995
                                                  ----------     -----------
                                       ASSETS

       Current assets:
          Cash and equivalents                     $   11,662     $   21,263
          Installment contracts receivable, net       155,775        155,504
          Other current assets                         23,955         20,216
                                                   ----------     ----------
            Total current assets                      191,392        196,983

       Long-term installment contracts
          receivable, net                             156,515        147,856
       Property and equipment, less accumulated
          depreciation and amortization of
          $300,574 and $293,698                       337,300        348,468
       Intangible assets, less accumulated
          amortization of $47,369 and $45,117         107,975        110,227
       Deferred income taxes                            3,205          2,989
       Other assets                                    37,880         39,771
                                                   ----------     ----------
                                                   $  834,267     $  846,294
                                                   ==========     ==========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

       Current liabilities:
          Accounts payable                         $   33,338     $   43,740
          Income taxes payable                             50          2,241
          Deferred income taxes                        11,915         11,112
          Deferred revenues                            58,315         61,881
          Accrued liabilities                          70,702         64,978
          Current maturities of long-term debt         34,745          1,481
                                                   ----------     ----------
            Total current liabilities                 209,065        185,433

       Long-term debt, less current maturities        337,920        368,032
       Tax obligation to Bally Entertainment
          Corporation                                  15,200         15,200
       Other liabilities and deferred credits          34,061         37,282

       Stockholders' equity                           238,021        240,347
                                                   ----------     ----------
                                                   $  834,267     $  846,294
                                                   ==========     ==========

                               See accompanying notes.

                       BALLY TOTAL FITNESS HOLDING CORPORATION

                        Consolidated Statement of Operations
                        (In thousands, except per share data)
                                     (Unaudited)


                                                         Six months ended
                                                            June 30,
                                                   -------------------------
                                                      1996           1995
                                                   ----------     ----------

       Net revenues:
        Membership revenues -
          New                                      $  211,957     $  221,117
          Dues                                         91,832         90,822
        Finance charges earned                         18,556         18,074
        Fees and other                                  7,296          9,229
                                                   ----------     ----------
                                                      329,641        339,242

       Operating costs and expenses:
          Fitness center operations                   186,481        199,226
          Member processing and collection
           centers                                     22,543         25,528
          Advertising                                  25,810         22,642
          General and administrative                   13,028         12,481
          Provision for doubtful receivables           39,359         38,355
          Depreciation and amortization                27,672         28,668
                                                   ----------     ----------
                                                      314,893        326,900
                                                   ----------     ----------
       Operating income                                14,748         12,342

       Interest expense                                23,900         20,772
                                                   ----------     ----------
       Loss before income taxes                        (9,152)        (8,430)

       Income tax provision (benefit)                     300         (2,445)
                                                   ----------     ----------
       Net loss                                    $   (9,452)    $   (5,985)
                                                   ==========     ==========

       Per common share:

          Net loss - proforma for 1995             $     (.78)    $     (.72)
                                                   ==========     ==========





                               See accompanying notes.

                       BALLY TOTAL FITNESS HOLDING CORPORATION

                        Consolidated Statement of Operations
                        (In thousands, except per share data)
                                     (Unaudited)


                                                       Three months ended
                                                            June 30,
                                                   -------------------------
                                                      1996           1995
                                                   ----------     ----------

       Net revenues:
        Membership revenues -
          New                                      $   99,153    $   103,911
          Dues                                         46,444         45,678
        Finance charges earned                          8,961          9,155
        Fees and other                                  4,002          4,003
                                                   ----------     ----------
                                                      158,560        162,747

       Operating costs and expenses:
          Fitness center operations                    91,576         98,230
          Member processing and collection
           centers                                     10,331         12,737
          Advertising                                  13,199         11,673
          General and administrative                    5,845          5,978
          Provision for doubtful receivables           18,457         17,730
          Depreciation and amortization                13,996         14,273
                                                   ----------     ----------
                                                      153,404        160,621
                                                   ----------     ----------
       Operating income                                 5,156          2,126

       Interest expense                                12,051         10,723
                                                   ----------     ----------
       Loss before income taxes                        (6,895)        (8,597)

       Income tax provision (benefit)                     100         (2,495)
                                                   ----------     ----------
       Net loss                                    $   (6,995)    $   (6,102)
                                                   ==========     ==========

       Per common share:

          Net loss - proforma for 1995             $     (.57)    $     (.73)
                                                   ==========     ==========





                               See accompanying notes.

          BALLY TOTAL FITNESS HOLDING CORPORATION

       Consolidated Statement of Stockholders' Equity
             (In thousands, except share data)
                        (Unaudited)


           Common Stock                           Unearned
        -------------------                      compensation    Total
       Number     Stated Contributed Accumulated -restricted stockholders'
     of shares     value   capital     deficit      stock       equity
    --------     --------- --------- ----------- -----------  ------------
Balance at December 31,
 1995
     11,845,161   $   118  $ 293,062   $ (52,833) $            $  240,347

Net loss
                                          (9,452)                  (9,452)

Stock awards under
 long-term incentive plan
      650,000         7      4,389                  (4,396)           -

Capital contribution by
 Bally Entertainment Corporation

                              6,760                                6,760

Amortization of unearned
 compensation

                                                        366          366
    ----------   -------  ---------   ---------  ----------   ----------
Balance at June 30, 1996

   12,495,161   $   125  $ 304,211    $(62,285)  $  (4,030)  $  238,021
    ==========   =======  =========   =========  ==========   ==========








                  See accompanying notes.

                       BALLY TOTAL FITNESS HOLDING CORPORATION

                        Consolidated Statement of Cash Flows
                                   (In thousands)
                                     (Unaudited)

                                                       Six months ended
                                                           June 30,
                                                   -----------------------
                                                      1996         1995
                                                   ---------     ---------
       OPERATING:
        Net loss                                   $  (9,452)    $  (5,985)
        Adjustments to reconcile to cash used -
          Depreciation and amortization,
           including amortization included
           in interest expense                        29,274        30,504
          Provision for doubtful receivables          39,359        38,355
          Deferred income taxes                          587         1,901
          Change in operating assets and
           liabilities                               (65,610)      (71,521)
                                                   ---------     ---------
            Cash used in operating activities         (5,842)       (6,746)

       INVESTING:
        Purchases of property and equipment          (11,450)      (11,578)
        Other, net                                       472          (342)
                                                   ---------     ---------
            Cash used in investing activities        (10,978)      (11,920)

       FINANCING:
        Debt transactions -
          Proceeds from securitization facility                    150,000
          Net repayments under revolving credit
           agreement                                               (77,000)
          Net borrowings (repayments) of other
           long-term debt                                603        (2,420)
          Debt issuance costs                           (144)       (5,137)
                                                   ---------     ---------
            Cash provided by debt transactions           459        65,443

        Equity transaction -
          Capital contribution by Bally
           Entertainment Corporation                   6,760
                                                   ---------     ---------
            Cash provided by financing activities      7,219        65,443
                                                   ---------     ---------

       Increase (decrease) in cash and
        equivalents                                   (9,601)       46,777
       Cash and equivalents, beginning
        of period                                     21,263        12,804
                                                   ---------     ---------
       Cash and equivalents, end of period         $  11,662     $  59,581
                                                   =========     =========

                               See accompanying notes.

                       BALLY TOTAL FITNESS HOLDING CORPORATION

                  Consolidated Statement of Cash Flows-(Continued)
                                   (In thousands)
                                     (Unaudited)


                                                       Six months ended
                                                           June 30,
                                                  ------------------------
                                                      1996         1995
                                                  ----------    ----------

       SUPPLEMENTAL CASH FLOWS INFORMATION:
       Changes in operating assets and
        liabilities were as follows -
          Increase in installment contracts
           receivable                             $  (48,289)   $  (51,118)
          Increase in other current and
           other assets                               (3,471)       (2,824)
          Increase (decrease) in accounts
           payable                                   (10,706)        5,610
          Decrease in due to Bally
           Entertainment Corporation                                (6,220)
          Increase (decrease) in income taxes
           payable                                    (2,191)          162
          Increase (decrease) in accrued and
           other liabilities                           5,396        (2,694)
          Decrease in deferred revenues               (6,349)      (14,437)
                                                  ----------    ----------
                                                  $  (65,610)   $  (71,521)
                                                  ==========    ==========

       Cash payments for interest and income
        taxes were as follows-
          Interest paid                           $   21,818    $   20,344
          Interest capitalized                          (163)         (189)
          Income taxes paid (refunded), net            1,904        (4,508)

       Investing and financing activities exclude
        the following non-cash transaction -
          Acquisition of equipment through
           capital leases                         $    2,853    $










                               See accompanying notes.

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

       All adjustments have been recorded which are, in the opinion of management, necessary for a fair presentation of the condensed consolidated balance sheet of the Company at June 30, 1996, its consolidated statements of operations for the three and six months ended June 30, 1996 and 1995, its consolidated statement of stockholders' equity for the six months ended June 30, 1996 and its consolidated statement of cash flows for the six months ended June 30, 1996 and 1995. All such adjustments were of a normal recurring nature.

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

       Seasonal factors

       The Company's operations are subject to seasonal factors and, therefore, the results of operations for the three and six months ended June 30, 1996 and 1995 are not necessarily indicative of the results of operations for the full year.

                       BALLY TOTAL FITNESS HOLDING CORPORATION

          Notes to Condensed Consolidated Financial Statements-(Continued)
                (All dollar amounts in thousands, except share data)
                                     (Unaudited)



       Installment contracts receivable
                                                    June 30,    December 31,
                                                      1996         1995
                                                   ----------   -----------

       Current:
         Installment contracts                     $  238,167    $   244,522
         Less --
           Unearned finance charges                    27,567         27,128
           Allowance for doubtful receivables
             and cancellations                         54,825         61,890
                                                   ----------    -----------
                                                   $  155,775    $   155,504
                                                   ==========    ===========
       Long-term:
         Installment contracts                     $  215,761    $   211,549
         Less --
           Unearned finance charges                    13,658         13,055
           Allowance for doubtful receivables
             and cancellations                         45,588         50,638
                                                   ----------    -----------
                                                   $  156,515    $   147,856
                                                   ==========    ===========
       Long-term debt

       The Company is restricted from paying cash dividends by the terms of its 13% Senior Subordinated Notes due 2003 and its revolving credit agreement. The covenants also limit amounts available for capital expenditures and additional borrowings, and require maintenance of certain financial ratios. The Company's revolving credit agreement provides for a $15,000 line of credit, which is reduced by the amount of any outstanding letters of credit in excess of $15,000 (which excess may not exceed $5,000). The maximum amount available under this revolving credit agreement, including letters of credit, is $30,000. At June 30, 1996, outstanding letters of credit totaled approximately $13,300 and the entire line of credit was unused.

       Income taxes

       Taxable income or loss of the Company is included in the consolidated federal income tax return of Bally through January 9, 1996. The Company is required to file its own separate consolidated federal income tax return for periods after January 9, 1996. The income tax provision for the three and six months ended June 30, 1996 reflects state income taxes only, as no federal benefit has been provided due to the uncertainty of its realization.

                       BALLY TOTAL FITNESS HOLDING CORPORATION

          Notes to Condensed Consolidated Financial Statements-(Continued)
                (All dollar amounts in thousands, except share data)
                                     (Unaudited)


       Income taxes (continued)

       The tax allocation and Indemnity Agreement between the Company and Bally was amended in the second quarter of 1996 to include a portion of the Company's 1996 losses in Bally's consolidated federal income tax return. A contribution was received by the Company representing an advance on a portion of the estimated benefit that Bally will receive from the utilization of the Company's loss carry backs.

       Earnings (loss) per common share

       Loss per common share was computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period, which totalled 12,170,161 shares for both the three and six months ended June 30, 1996. Restricted stock (325,000 shares) was issued subject to forfeiture unless certain conditions are met. These contingent shares are considered common stock equivalents and are excluded from the loss per share computation because their effect would be anti-dilutive. Proforma loss per common share for the three and six months ended June 30, 1995, giving effect to (i) adjustments made to reflect the income tax provision/benefit as if the Company had filed its own separate consolidated income tax returns for each period and (ii) the distribution of 11,845,161 shares of Company common stock to Bally shareholders as if such distribution had taken place as of the beginning of each period, was $.73 per share and $.72 per share, respectively.

                       BALLY TOTAL FITNESS HOLDING CORPORATION

           Management's Discussion and Analysis of Financial Condition and
                                Results of Operations



       Six months versus six months

       Net revenues for the first six months of 1996 were $329.6 million compared to $339.2 million in the 1995 period. New membership revenue decreased $9.2 million (4%) primarily due to a 7% decline in the number of contracts sold offset, in part, by a 5% increase in the average selling price. Net revenues for the same fitness centers selling memberships throughout both periods decreased $5.6 million (2%), with the remaining decrease resulting from the closure of older, less profitable facilities that were not replaced and the sale of the Vertical club in New York City to Bally. The number of fitness centers decreased from 334 at June 30, 1995 to 323 at June 30, 1996, representing the closure of fourteen older, typically smaller facilities and the sale of the Vertical Club to Bally offset, in part, by the opening of four new, larger facilities. Dues revenue increased $1.0 million (1%) over 1995 despite the 3% reduction in the number of facilities operated. Finance charges earned increased $.5 million (3%) in the 1996 period compared to 1995. Fees and other revenues decreased $1.9 million (21%) primarily due to non-recurring income in the first six months of 1995 pertaining to insurance recoveries and a reduction of personal trainer revenue in the 1996 period as a result of outsourcing the service.

       Operating income for the first six months of 1996 was $14.7 million compared to $12.3 million in 1995. The increase of $2.4 million (20%) is primarily due to a $12.0 million (4%) decrease in operating costs and expenses offset, in part, by the aforementioned decrease in revenues. Excluding the provision for doubtful receivables, operating costs and expenses decreased $13.0 million (5%) in the first six months of 1996 compared to 1995. The decrease was primarily due to i) the continuing cost reduction program which includes reductions in payroll and other variable costs (including consolidations of member processing and collection centers and reductions in personal trainer salaries), ii) commissions as a result of the aforementioned decline in new membership sales and iii) the 3% reduction in the number of facilities operated.

       Fitness center operating expenses for the first six months of 1996 decreased $12.7 million (6%) from 1995 primarily due to a reduction in payroll and related costs ($7.5 million) and other variable costs as a result of the continuing cost reduction program. As a percentage of net revenues, fitness center operating expenses decreased from 59% in the 1995 period to 57% in 1996.

                       BALLY TOTAL FITNESS HOLDING CORPORATION

           Management's Discussion and Analysis of Financial Condition and
                          Results of Operations-(Continued)



       Member processing and collection center expenses decreased $3.0 million (12%) primarily due to the completion in late 1995 of the consolidation of three regional service centers (_RSCs_) into two and the completion of a computer conversion project. With the addition of new hardware and software, the Company has streamlined its processing procedures and developed efficiencies that enable the RSCs to better service membership accounts while reducing costs. Member processing and collection center expenses as a percentage of net revenues decreased from 8% in the 1995 period to 7% in 1996.

       Advertising costs for the first six months of 1996 increased $3.2 million (14%) over 1995 primarily due to increased media and club marketing costs. This is consistent with the Company's belief that strong marketing support is critical to attracting new members both at existing and new fitness centers. Advertising expenses as a percentage of net revenues increased from 7% in the 1995 period to 8% in 1996.

       General and administrative expenses increased $.5 million (4%) and, as a percentage of net revenues, were 4% for each period.

       The provision for doubtful receivables for the first six months of 1996 was $39.4 million compared to $38.4 million for 1995, an increase of $1.0 million (3%). The provision for doubtful receivables as a percentage of net financed sales was 26% in both periods.

       Depreciation and amortization expenses decreased $1.0 million (3%) from 1995.

       Interest expense, net of capitalized interest, was $23.9 million for the first six months of 1996 compared to $20.8 million in 1995, an increase of $3.1 million (15%) principally reflecting a higher average level of debt offset, in part, by lower average interest rates.

       For periods commencing after the Spin-off, the Company is required to file its own separate consolidated federal income tax return. The income tax provision for the first six months of 1996 reflects state income taxes only, as no federal benefit has been provided due to the uncertainty of its realization.

                       BALLY TOTAL FITNESS HOLDING CORPORATION

           Management's Discussion and Analysis of Financial Condition and
                                Results of Operations



       Quarter versus quarter

       Net revenues for the second quarter of 1996 were $158.6 million compared to $162.7 million in the 1995 period. New membership revenue decreased $4.8 million (5%) primarily due to a 3% decline in the number of contracts sold. A significant portion of the net decrease resulted from the closure of older, less profitable facilities that were not replaced and the sale of the Vertical club in New York City to Bally, while net revenues for the same fitness centers selling memberships throughout both quarters decreased $1.4 million (1%). Dues revenue increased $.8 million (2%) over 1995 despite the aforementioned reduction in the number of facilities operated. Finance charges earned decreased $.2 million (2%) in the 1996 quarter compared to 1995. Fees and other revenues remained unchanged.

       Operating income for the second quarter of 1996 was $5.2 million compared to $2.1 million in 1995. The increase of $3.0 million (143%) is primarily due to a $7.2 million (4%) decrease in operating costs and expenses offset, in part, by the aforementioned decrease in revenues. Excluding the provision for doubtful receivables, operating costs and expenses decreased $7.9 million (6%) in the second quarter of 1996 compared to 1995. The decrease was primarily due to i) the continuing cost reduction program which includes reductions in payroll and other variable costs (including consolidations of member processing and collection costs and reductions in personal trainer salaries), ii) commissions as a result of the aforementioned decline in new membership sales and iii) the 3% reduction in the number of facilities operated.

       Fitness center operating expenses for the second quarter of 1996 decreased $6.7 million (7%) from 1995 primarily due to a reduction in payroll and related costs ($4.1 million) and other variable costs as a result of the continuing cost reduction program. As a percentage of net revenues, fitness center operating expenses decreased from 60% in the 1995 quarter to 58% in 1996.

       Member processing and collection center expenses decreased $2.4 million (19%) primarily due to the previously discussed RSC consolidation and computer conversion project. Member processing and collection center expenses as a percentage of net revenues decreased from 8% in the 1995 quarter to 7% in 1996.

       Advertising costs for the second quarter of 1996 increased $1.5 million (13%) over 1995 primarily due to increased media costs. As previously noted, this is consistent with the Company's belief that strong marketing support is critical to attracting new members both at existing and new fitness centers. Advertising expenses as a percentage of net revenues increased from 7% in the 1995 quarter to 8% in 1996.

                       BALLY TOTAL FITNESS HOLDING CORPORATION

           Management's Discussion and Analysis of Financial Condition and
                          Results of Operations-(Continued)



       General and administrative expenses decreased $.1 million (2%) and, as a percentage of net revenues, were 4% for each quarter.

       The provision for doubtful receivables for the second quarter of 1996 was $18.5 million compared to $17.7 million for 1995, an increase of $.8 million (4%). The provision for doubtful receivables as a percentage of net financed sales increased from 26% in the 1995 period to 27% in 1996.

       Depreciation and amortization expenses decreased $.3 million (2%) from 1995.

       Interest expense, net of capitalized interest, was $12.1 million for the second quarter of 1996 compared to $10.7 million in 1995, an increase of $1.4 million (13%) principally reflecting a higher average level of debt offset, in part, by lower average interest rates.

       For periods commencing after the Spin-off, the Company is required to file its own separate consolidated federal income tax return. The income tax provision for the second quarter of 1996 reflects state income taxes only, as no federal benefit has been provided due to the uncertainty of its realization.

       Liquidity and capital resources

       The Company has no scheduled principal payments under its subordinated indebtedness until 2003, no scheduled principal payments under its securitization facility until January 1997 and its scheduled principal payments under other indebtedness outstanding at June 30, 1996 are not significant. Approximately $31 million principal amount of the $150 million securitization facility will be amortized unless the financing is renewed or replaced. The Company plans to offer a new series of securitization certificates to replace the current issue during the last quarter of 1996. However, there can be no assurance that such a replacement series will be sold or that the terms of such series will be as favorable as the existing series. In addition, the Company's debt service payments for the next twelve months, principally for interest, are expected to be approximately $43 million.

       The Company's recent losses and the terms of its revolving credit agreement limit the Company's ability to borrow significant amounts of additional funds. Consequently, the Company is dependent on its operations and availability under its revolving credit agreement for its cash needs. As of August 9, 1996, approximately $5 million was outstanding on the borrowing portion of the line of credit.

                       BALLY TOTAL FITNESS HOLDING CORPORATION

           Management's Discussion and Analysis of Financial Condition and
                          Results of Operations-(Continued)



       The Company has managed in recent years and expects to continue to manage near-term liquidity requirements utilizing, in addition to the occasional sale of non-strategic assets, a variety of techniques to increase the cash sales and down payments and to accelerate collections and dues payments to increase available cash reserves. For example, during late 1995 the Company initiated a program which allowed members to transfer the balance of their installment contracts to a credit card sponsored by a third party bank which results in the payment of the full principal amount of the installment contract without the need for a discount to the member. For the six months ended June 30, 1996, approximately $11 million of such payment accelerations were generated.

       Management plans to make capital expenditures of approximately $10 million to $15 million over the next twelve months to maintain, and in many cases upgrade, its existing facilities as funds are available. In recent years, the Company has also spent $10 million to $15 million annually, as funds were available, to build new or replacement facilities. The Company expects to continue those expenditures if operations generate sufficient cash flow. The Company believes it will be able to satisfy its cash needs over the next twelve months.

       Cash Earnings Before Interest, Taxes, Depreciation And Amortization (_Cash EBITDA_)

       The indenture governing the Company's 13% Senior Subordinated Notes due 2003 (the _13% Notes_) requires the disclosure of information with respect to Cash EBITDA (as calculated using accounting principles in effect in January 1993, when the 13% Notes were issued). Cash EBITDA should not be considered as an alternative to any measure of performance or liquidity as promulgated under generally accepted accounting principles (such as net income/loss or cash provided by/used in operating, investing and financing activities) nor should it be considered as an indicator of the Company's overall financial performance.

                       BALLY TOTAL FITNESS HOLDING CORPORATION

           Management's Discussion and Analysis of Financial Condition and
                          Results of Operations-(Continued)



       Cash EBITDA is calculated as follows (in millions):

                                                          Six months ended
                                                              June 30,
                                                     ------------------------
                                                        1996          1995
                                                     ----------     ---------

       Loss before income taxes                       $    (9.2)    $    (8.4)
       Adjustments to reconcile to Cash EBITDA:
          Interest expense (excluding $7.4
            million of interest on the
            securitization certificates in 1996)           16.5          20.8
          Depreciation and amortization                    27.7          28.7
          Provision for doubtful receivables               39.4          38.4
          Increase in installment contracts
           receivable                                     (48.3)        (51.1)
          Decrease in deferred revenues                    (6.3)        (14.4)
          Proforma decrease in installment contracts
           receivable                                                   150.0
          Other non-cash expenses                            .8            .8
                                                      ---------     ---------
       Cash EBITDA                                    $    20.6     $   164.8
                                                      =========     =========

       Cash EBITDA was $20.6 million for the first six months of 1996 compared to $164.8 million for 1995, a decrease of $144.2 million, primarily attributed to the effect of the securitization facility. Accounting principles in January 1993 treated this type of financing as a sale, and therefore a $150.0 million reduction in receivables, rather than as indebtedness with related interest expense. Excluding the $150.0 million reduction in receivables in the 1995 period and adding back $7.4 million of related interest expense in the 1996 period, Cash EBITDA increased $13.2 million, from $14.8 million during the first six months of 1995 to $28.0 million for 1996. This increase is principally due to an $11.0 million decrease in cash expenses and a $2.2 million increase in cash revenue (primarily collections on contracts receivable). The decrease in cash expenses (primarily payroll and commissions) was principally due to the aforementioned cost reduction program. The increase in collections was primarily due to the aforementioned credit card acceleration program.

                       BALLY TOTAL FITNESS HOLDING CORPORATION

                             PART II.  OTHER INFORMATION




       Item 6.   Exhibits and reports on Form 8-K

          (a)    Exhibits:

                 10.26 First Amendment dated as of May 20, 1996 to the Tax Allocation and Indemnity Agreement dated as of January 9, 1996 between the Company and Bally.

                 10.27 Employment Agreement dated as of April 16, 1996 and effective as of January 1, 1996, between the Company, Bally and John W. Dwyer.

                 10.28 Employment Agreement dated as of April 16, 1996 and effective as of January 1, 1996, between the Company, Bally and Harold Morgan.

                 27        Financial  Data   Schedule  (filed  electronically
                           only).

          (b)    Reports on Form 8-K:

                 None.

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



       Dated:  August 14, 1996