Form 10-Q
period 1996-09-30
BALLY TOTAL FITNESS HOLDING CORP
filed 1996-11-14
CIK 770944

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549



(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the period ended September 30, 1996


                                     or


[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934



                     Commission file number:  33-99844



                 BALLY TOTAL FITNESS HOLDING CORPORATION
           (Exact name of registrant as specified in its charter)




                  Delaware                                   36-3228107
     (State or other jurisdiction of                      (I.R.S. Employer
             incorporation)                              Identification No.)



8700 West Bryn Mawr Avenue, Chicago, Illinois                  60631
  (Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code:  (773) 380-3000




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes:   X         No:

As of October 31, 1996, 12,495,161 shares of the registrant's common stock were outstanding.

                     BALLY TOTAL FITNESS HOLDING CORPORATION


                                      INDEX
                                                                        Page
                                                                      Number

PART I.  FINANCIAL INFORMATION

  Item 1.  Financial statements:

     Condensed consolidated balance sheet (unaudited)
       September 30, 1996 and December 31, 1995......................      1

     Consolidated statement of operations (unaudited)
       Nine months ended September 30, 1996 and 1995.................      2

     Consolidated statement of operations (unaudited)
       Three months ended September 30, 1996 and 1995................      3

     Consolidated statement of stockholders' equity (unaudited)
       Nine months ended September 30, 1996..........................      4

     Consolidated statement of cash flows (unaudited)
       Nine months ended September 30, 1996 and 1995.................      5

     Notes to condensed consolidated financial statements
       (unaudited)...................................................      7

  Item 2.  Management's discussion and analysis of financial
              condition and results of operations....................      9


PART II.  OTHER INFORMATION

  Item 6.  Exhibits and reports on Form 8-K..........................     13


SIGNATURE PAGE.......................................................     14

                     BALLY TOTAL FITNESS HOLDING CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (In thousands)
                                   (Unaudited)


                                                 September 30    December 31
                                                         1996           1995
                                                 ------------   ------------

                      ASSETS

Current assets:
  Cash and equivalents.........................  $     11,909   $     21,263
  Installment contracts receivable, net........       159,201        155,504
  Other current assets.........................        25,130         20,216
                                                 ------------   ------------
    Total current assets.......................       196,240        196,983

Installment contracts receivable, net..........       156,556        147,856
Property and equipment, less accumulated
  depreciation and amortization of $299,007
  and $293,698.................................       328,565        348,468
Intangible assets, less accumulated
  amortization of $48,485 and $45,117..........       106,859        110,227
Deferred income taxes..........................         9,750          2,989
Other assets...................................        36,891         39,771
                                                 ------------   ------------
                                                 $    834,861   $    846,294
                                                 ============   ============

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable.............................  $     35,855   $     43,740
  Income taxes payable.........................            25          2,241
  Deferred income taxes........................        18,462         11,112
  Deferred revenues............................        56,234         61,881
  Accrued liabilities..........................        59,522         64,978
  Current maturities of long-term debt.........        61,622          1,481
                                                 ------------   ------------
    Total current liabilities..................       231,720        185,433

Long-term debt, less current maturities........       323,187        368,032
Tax obligation to Bally Entertainment
  Corporation..................................        15,200         15,200
Other liabilities and deferred credits.........        33,286         37,282

Stockholders' equity...........................       231,468        240,347
                                                 ------------   ------------
                                                 $    834,861   $    846,294
                                                 ============   ============
















                           See accompanying notes.




              BALLY TOTAL FITNESS HOLDING CORPORATION CONSOLIDATED
                             STATEMENT OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                Nine months
                                                         ended September 30
                                                     ----------------------
                                                           1996        1995
                                                     ----------  ----------

Net revenues:
  Membership revenues -
    New............................................. $  309,968  $  331,311
    Dues............................................    140,521     135,232
  Finance charges earned............................     27,698      28,536
  Fees and other....................................     10,256      13,990
                                                     ----------  ----------
                                                        488,443     509,069

Operating costs and expenses:
  Fitness center operations.........................    284,330     301,730
  Member processing and collection centers..........     33,527      39,570
  Advertising.......................................     36,789      36,231
  General and administrative........................     15,110      15,779
  Provision for doubtful receivables................     57,486      58,494
  Depreciation and amortization.....................     41,119      43,061
                                                     ----------  ----------
                                                        468,361     494,865
                                                     ----------  ----------
Operating income....................................     20,082      14,204

Interest expense....................................     36,042      32,335
                                                     ----------  ----------
Loss before income taxes............................    (15,960)    (18,131)

Income tax provision (benefit)......................        265      (5,621)
                                                     ----------  ----------
Net loss............................................ $  (16,225) $  (12,510)
                                                     ==========  ==========

Per common share:

  Net loss - proforma for 1995...................... $    (1.33) $    (1.52)
                                                     ==========  ==========























                           See accompanying notes.

              BALLY TOTAL FITNESS HOLDING CORPORATION CONSOLIDATED
                             STATEMENT OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                               Three months
                                                         ended September 30
                                                     ----------------------
                                                           1996        1995
                                                     ----------  ----------
Net revenues:
  Membership revenues -
    New............................................. $   98,011  $  110,194
    Dues............................................     48,689      44,410
  Finance charges earned............................      9,142      10,462
  Fees and other....................................      2,960       4,761
                                                     ----------  ----------
                                                        158,802     169,827
Operating costs and expenses:
  Fitness center operations.........................     94,324     100,554
  Member processing and collection centers..........     10,984      14,042
  Advertising.......................................     10,979      13,589
  General and administrative........................      5,607       5,248
  Provision for doubtful receivables................     18,127      20,139
  Depreciation and amortization.....................     13,447      14,393
                                                     ----------  ----------
                                                        153,468     167,965
                                                     ----------  ----------
Operating income....................................      5,334       1,862

Interest expense....................................     12,142      11,563
                                                     ----------  ----------
Loss before income taxes............................     (6,808)     (9,701)

Income tax benefit..................................        (35)     (3,176)
                                                     ----------  ----------
Net loss............................................ $   (6,773) $   (6,525)
                                                     ==========  ==========

Per common share:

  Net loss - proforma for 1995...................... $     (.56) $     (.81)
                                                     ==========  ==========
























                           See accompanying notes.

                       BALLY TOTAL FITNESS HOLDING CORPORATION
                   CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                          (In thousands, except share data)
                                     (Unaudited)








                                             Common stock                                 Unearned
                                         -------------------                           compensation      Total
                                           Number     Stated   Contributed  Accumulated (restricted  stockholders'
                                         of shares    value      capital      deficit      stock)       equity
                                         ----------   ------   -----------  ----------- ------------ -------------

Balance at December 31, 1995...........  11,845,161   $ 118     $ 293,062    $ (52,833)  $              $ 240,347

Net loss...............................                                        (16,225)                   (16,225)

Stock awards under
 long-term incentive plan..............     650,000       7         4,389                   (4,396)           -

Capital contribution by
 Bally Entertainment Corporation.......                             6,760                                   6,760

Amortization of unearned
 compensation..........................                                                        586            586
                                         ----------   ------    ----------   ----------  ----------     ----------
Balance at September 30, 1996..........  12,495,161   $ 125     $ 304,211    $ (69,058)  $  (3,810)     $ 231,468
                                         ==========   ======    ==========   ==========  ==========     ==========

















                               See accompanying notes.

                       BALLY TOTAL FITNESS HOLDING CORPORATION
                        CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (In thousands)
                                     (Unaudited)


                                                                Nine months
                                                         ended September 30
                                                     ----------------------
                                                           1996        1995
                                                     ----------  ----------

OPERATING:
 Net loss........................................... $  (16,225) $  (12,510)
 Adjustments to reconcile to cash used -
  Depreciation and amortization, including
   amortization included in interest expense........     43,546      45,635
  Provision for doubtful receivables................     57,486      58,494
  Deferred income taxes.............................        589         555
  Change in operating assets and
    liabilities.....................................    (99,849)   (125,285)
                                                     ----------  ----------
     Cash used in operating activities..............    (14,453)    (33,111)

INVESTING:
 Purchases of property and equipment................    (13,346)    (16,055)
 Reserve fund deposits pursuant to securitization
  facility..........................................                (10,020)
 Other, net.........................................        564         (99)
                                                     ----------  ----------
     Cash used in investing activities..............    (12,782)    (26,174)

FINANCING:
 Debt transactions -
  Proceeds from securitization facility.............                150,000
  Net borrowings (repayments) under revolving
   credit agreement.................................     11,500     (77,000)
  Net repayments of other long-term debt............        (77)     (5,230)
  Debt issuance costs...............................       (302)     (6,152)
                                                     ----------  ----------
     Cash provided by debt transactions.............     11,121      61,618

 Equity transaction -
  Capital contribution by Bally
   Entertainment Corporation........................      6,760
                                                     ----------  ----------
     Cash provided by financing activities..........     17,881      61,618
                                                     ----------  ----------
Increase (decrease) in cash and equivalents.........     (9,354)      2,333
Cash and equivalents, beginning of period...........     21,263      12,804
                                                     ----------  ----------
Cash and equivalents, end of period................. $   11,909  $   15,137
                                                     ==========  ==========















                                     (continued)

                       BALLY TOTAL FITNESS HOLDING CORPORATION
                  CONSOLIDATED STATEMENT OF CASH FLOWS-(CONTINUED)
                                   (In thousands)
                                     (Unaudited)


                                                                Nine months
                                                         ended September 30
                                                     ----------------------
                                                           1996        1995
                                                     ----------  ----------

SUPPLEMENTAL CASH FLOWS INFORMATION:

  Changes in operating assets and
    liabilities were as follows -
      Increase in installment contracts
       receivable................................... $  (69,883) $  (84,302)
      Increase in other current and other assets....     (4,645)     (2,121)
      Decrease in accounts payable..................     (8,189)    (11,732)
      Decrease in income taxes payable..............     (2,216)     (1,778)
      Decrease in accrued and other liabilities.....     (5,876)     (7,854)
      Decrease in deferred revenues.................     (9,040)    (17,498)
                                                     ----------  ----------
                                                     $  (99,849) $ (125,285)
                                                     ==========  ==========

  Cash payments for interest and income taxes
    were as follows -
      Interest paid................................. $   39,271  $   38,066
      Interest capitalized..........................       (173)       (215)
      Income taxes paid (refunded), net.............      1,892      (4,398)

  Investing and financing activities exclude the
    following non-cash transaction -
      Acquisition of equipment through
        capital leases.............................. $    3,873  $































                               See accompanying notes.

                     BALLY TOTAL FITNESS HOLDING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (All dollar amounts in thousands, except share data)
                                   (Unaudited)


BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of Bally Total Fitness Holding Corporation ("the Company") and the subsidiaries which it controls. The Company, through its subsidiaries, is a nationwide commercial operator of fitness centers with approximately 320 facilities concentrated in 27 states and Canada. The Company operates in one industry segment, and all significant revenues arise from the commercial operation of fitness centers, primarily in major metropolitan markets in the United States. Unless otherwise specified in the text, references to the Company include the Company and its subsidiaries. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

The Company was a wholly owned subsidiary of Bally Entertainment Corporation ("Bally") until the consummation of Bally's spin-off (the "Spin-off") of the Company on January 9, 1996. On that date, 11,845,161 shares of Company common stock were distributed to holders of record of Bally's common stock as of November 15, 1996. For financial accounting purposes, the Company has reflected the effect of the Spin-off as of December 31, 1995.

All adjustments have been recorded which are, in the opinion of management, necessary for a fair presentation of the condensed consolidated balance sheet of the Company at September 30, 1996, its consolidated statements of operations for the three and nine months ended September 30, 1996 and 1995, its consolidated statement of stockholders' equity for the nine months ended September 30, 1996 and its consolidated statement of cash flows for the nine months ended September 30, 1996 and 1995. All such adjustments were of a normal recurring nature.

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

SEASONAL FACTORS

The Company's operations are subject to seasonal factors and, therefore, the results of operations for the three and nine months ended September 30, 1996 and 1995 are not necessarily indicative of the results of operations for the full year.

LOSS PER COMMON SHARE

Loss per common share was computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period, which totalled 12,170,161 shares for both the three and nine months ended September 30, 1996. Restricted stock (325,000 shares) was issued subject to forfeiture unless certain conditions are met. These contingent shares are considered common stock equivalents and are excluded from the loss per share computation because their effect would be anti-dilutive. Proforma loss per common share for the three and nine months ended September 30, 1995 was calculated giving effect to (i) adjustments made to reflect the income tax provision/benefit as if the Company had filed its own separate consolidated income tax returns for each period and
(ii) the distribution of 11,845,161 shares of Company common stock to Bally shareholders as if such distribution had taken place as of the beginning of each period.

                     BALLY TOTAL FITNESS HOLDING CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
              (All dollar amounts in thousands, except share data)
                                   (Unaudited)


INSTALLMENT CONTRACTS RECEIVABLE

                                                    September 30    December 31
                                                            1996           1995
                                                    ------------   ------------
Current:
  Installment contracts receivable...........       $    235,361   $    244,522
  Less --
     Unearned finance charges................             26,624         27,128
     Allowance for doubtful receivables
       and cancellations.....................             49,536         61,890
                                                    ------------   ------------
                                                    $    159,201   $    155,504
                                                    ============   ============

Long-term:
  Installment contracts receivable...........       $    210,477   $    211,549
  Less --
    Unearned finance charges.................             13,227         13,055
    Allowance for doubtful receivables
      and cancellations......................             40,694         50,638
                                                    ------------   ------------
                                                    $    156,556   $    147,856
                                                    ============   ============

INCOME TAXES

Taxable income or loss of the Company was included in the consolidated federal income tax return of Bally through January 9, 1996. The Company is required to file its own separate consolidated federal income tax return for periods after January 9, 1996. The income tax provision/benefit for the three and nine months ended September 30, 1996 reflects state income taxes only, as no federal benefit has been provided due to the uncertainty of its realization.

The Tax Allocation and Indemnity Agreement between the Company and Bally was amended in the second quarter of 1996 to include a portion of the Company's losses in Bally's consolidated federal income tax return. A contribution was received by the Company representing an advance on a portion of the estimated benefit that Bally will receive from the utilization of the Company's loss carrybacks.

LONG-TERM DEBT

The Company is restricted from paying cash dividends by the terms of its 13% Senior Subordinated Notes due 2003 and its revolving credit agreement. The covenants also limit amounts available for capital expenditures and additional borrowings, and require maintenance of certain financial ratios. The Company's revolving credit agreement provides for a $15,000 line of credit, which is reduced by the amount of any outstanding letters of credit in excess of $15,000 (which excess may not exceed $5,000). The maximum amount available under this revolving credit agreement, including letters of credit, is $30,000. At September 30, 1996, outstanding letters of credit totaled approximately $13,600 and borrowings on the credit line totaled $11,500.

                     BALLY TOTAL FITNESS HOLDING CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


NINE MONTHS VERSUS NINE MONTHS

Net revenues for the first nine months of 1996 were $488.4 million compared to $509.1 million in the 1995 period. Net revenues for the same fitness centers selling memberships throughout both periods decreased $14.6 million (3%), with the remaining decrease resulting from the closure of older, less profitable facilities that were not replaced and the sale of the Vertical Club in New York City to Bally. The number of fitness centers selling memberships decreased from 331 at September 30, 1995 to 319 at September 30, 1996, representing the closure of 15 older, typically smaller facilities and the sale of the Vertical Club offset, in part, by the opening of 4 new, larger facilities. New membership revenue decreased $21.3 million (6%) primarily due to a 7% decline in the number of contracts sold offset, in part, by a 3% increase in the average selling price. Dues revenue increased $5.3 million (4%) over 1995 despite the 4% reduction in the number of facilities operated. Finance charges earned decreased $.8 million (3%) in the 1996 period compared to 1995. Fees and other revenues decreased $3.7 million (27%) primarily due to a reduction of personal trainer revenue in 1996 as a result of temporarily outsourcing the service and non-recurring income in the 1995 period pertaining to insurance recoveries.

Operating income for the first nine months of 1996 was $20.1 million compared to $14.2 million in 1995. The increase of $5.9 million (42%) is due to a $26.5 million (5%) decrease in operating costs and expenses offset, in part, by the aforementioned decrease in revenues. The decrease in operating costs and expenses was primarily due to (i) continuing reductions in payroll and other variable costs (including the consolidation of member processing and collection centers and reductions in personal trainer salaries), (ii) lower commissions as a result of the aforementioned decline in new membership sales and (iii) the 4% reduction in the number of facilities operated.

Fitness center operating expenses for the first nine months of 1996 decreased $17.4 million (6%) from 1995 primarily due to a reduction in payroll and related costs ($12.0 million) and other variable costs as a result of continuing cost reduction programs including club closures. As a percentage of net revenues, fitness center operating expenses decreased from 59% in the 1995 period to 58% in 1996.

Member processing and collection center expenses decreased $6.0 million (15%) primarily due to the completion in late 1995 of the consolidation of three regional service centers ("RSCs") into two and the completion of a computer conversion project. With the addition of new hardware and software, the Company has streamlined its processing procedures and developed efficiencies that enable the RSCs to better service membership accounts while reducing costs. Member processing and collection center expenses as a percentage of net revenues decreased from 8% in the 1995 period to 7% in 1996.

Advertising costs for the first nine months of 1996 increased $.6 million (2%) over 1995 primarily due to increased media and local club marketing costs. Advertising expenses as a percentage of net revenues increased from 7% in the 1995 period to 8% in 1996.

General and administrative expenses decreased $.7 million (4%) and, as a percentage of net revenues, were 3% for each period.

The provision for doubtful receivables for the first nine months of 1996 was $57.5 million compared to $58.5 million for 1995, a decrease of $1.0 million (2%). The provision for doubtful receivables as a percentage of net financed sales increased from 26% in the 1995 period to 27% in 1996.

Depreciation and amortization expense decreased $1.9 million (5%) from 1995.

Interest expense, net of capitalized interest, was $36.0 million for the first nine months of 1996 compared to $32.3 million in 1995, an increase of $3.7 million (11%) principally reflecting a higher average level of debt offset, in part, by lower average interest rates.

                     BALLY TOTAL FITNESS HOLDING CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS-(CONTINUED)


For periods commencing after the Spin-off, the Company is required to file its own separate consolidated federal income tax return. The income tax provision for the first nine months of 1996 reflects state income taxes only, as no federal benefit has been provided due to the uncertainty of its realization.

QUARTER VERSUS QUARTER

Net revenues for the third quarter of 1996 were $158.8 million compared to $169.8 million in the 1995 period. Net revenues for the same fitness centers selling memberships throughout both quarters decreased $9.0 million (5%), with the remaining decrease resulting from the closure of older, less profitable facilities that were not replaced and the sale of the Vertical Club. New membership revenue decreased $12.2 million (11%) primarily due to a 9% decline in the number of contracts sold. Dues revenue increased $4.3 million (10%) over 1995 despite the aforementioned reduction in the number of facilities operated. Finance charges earned decreased $1.3 million (13%) in the 1996 quarter compared to 1995. Fees and other revenues decreased $1.8 million (38%) primarily due to non-recurring income in the 1995 quarter pertaining to insurance recoveries and a reduction of personal trainer revenue in 1996 as a result of temporarily outsourcing the service.

Operating income for the third quarter of 1996 was $5.3 million compared to $1.9 million in 1995. The increase of $3.4 million (179%) is due to a $14.5 million (9%) decrease in operating costs and expenses offset, in part, by the aforementioned decrease in revenues. Excluding the provision for doubtful receivables, operating costs and expenses decreased $12.5 million (8%) in the third quarter of 1996 compared to 1995. The decrease was primarily due to (i) reductions in payroll and other variable costs (including the consolidation of member processing and collection centers and reductions in personal trainer salaries), (ii) lower commissions as a result of the aforementioned decline in new membership sales and (iii) the reduction in the number of facilities operated.

Fitness center operating expenses for the third quarter of 1996 decreased $6.2 million (6%) from 1995 primarily due to a reduction in payroll and related costs ($4.5 million) and other variable costs as a result of continuing cost reduction programs including club closures. As a percentage of net revenues, fitness center operating expenses were 59% for each quarter.

Member processing and collection center expenses decreased $3.1 million (22%) primarily due to the previously discussed RSC consolidation and computer conversion project. Member processing and collection center expenses as a percentage of net revenues decreased from 8% in the 1995 quarter to 7% in 1996.

Advertising costs for the third quarter of 1996 decreased $2.6 million (19%) from 1995 primarily due to a concentrated effort by management to reduce total costs in this area for the quarter by narrowing the mix of media to those vehicles expected to reach a greater number of potential members at a lower effective cost per member. Advertising expenses as a percentage of net revenues decreased from 8% in the 1995 quarter to 7% in 1996.

General and administrative expenses increased $.4 million (7%) and, as a percentage of net revenues, increased from 3% in the 1995 quarter to 4% in 1996.

The provision for doubtful receivables for the third quarter of 1996 was $18.1 million compared to $20.1 million for 1995, a decrease of $2.0 million (10%). The provision for doubtful receivables as a percentage of net financed sales increased from 26% in the 1995 period to 27% in 1996.

Depreciation and amortization expense decreased $.9 million (7%) from 1995.

                     BALLY TOTAL FITNESS HOLDING CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS-(CONTINUED)


Interest expense, net of capitalized interest, was $12.1 million for the third quarter of 1996 compared to $11.6 million in 1995, an increase of $.5 million (4%) principally reflecting a higher average level of debt.

For periods commencing after the Spin-off, the Company is required to file its own separate consolidated federal income tax return. The income tax benefit for the third quarter of 1996 reflects state income taxes only, as no federal benefit has been provided due to the uncertainty of its realization.

LIQUIDITY AND CAPITAL RESOURCES

The Company has no scheduled principal payments under its subordinated indebtedness until 2003; however approximately $46 million principal amount of the $150 million securitization facility will be amortized over the next twelve months (commencing in January 1997) unless the financing is renewed or replaced. The Company plans to issue a new series of securitization certificates in the near future to replace the current series. In addition, the Company's revolving credit agreement ($11.5 million outstanding on the credit line at September 30, 1996) expires in June 1997. The Company plans to replace the existing credit agreement with a new credit agreement as soon as reasonably practicable. However, there can be no assurance that such refinancings will actually occur or that the terms of such new indebtedness will be as favorable as the existing indebtedness. Other debt service requirements for the next twelve months, principally for interest, are expected to be approximately $46 million.

The Company's recent losses and the terms of its revolving credit agreement have limited the Company's ability to borrow significant amounts of additional funds. Consequently, the Company has been dependent on availability under its revolving credit agreement ($3.5 million at September 30, 1996) and its operations for its cash needs. The Company has managed in recent years and expects to continue to manage near-term liquidity requirements utilizing, in addition to the occasional sale of non-strategic assets, a variety of techniques to increase its cash sales and down payments and to accelerate collections and dues payments to increase available cash reserves. For example, during late 1995 the Company initiated a program which allowed members to transfer the balance of their installment contracts to a credit card sponsored by a third party bank which results in the payment of the full principal amount of the installment contract without the need for a discount to the member. For the nine months ended September 30, 1996, approximately $17 million of such payment accelerations were generated.

Management plans to make capital expenditures of approximately $8 million to $12 million over the next twelve months to maintain, and in many cases upgrade, its existing facilities as funds are available. In recent years, the Company has also spent $10 million to $15 million annually, as funds were available, to build new or replacement facilities. The Company expects to continue those expenditures if operations generate sufficient cash flow. The Company believes it will be able to satisfy its cash needs over the next twelve months.

CASH EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION ("CASH EBITDA")

The indenture governing the Company's 13% Senior Subordinated Notes due 2003 (the "13% Notes") requires the disclosure of information with respect to Cash EBITDA (as calculated using accounting principles in effect in January 1993, when the 13% Notes were issued). Cash EBITDA should not be considered as an alternative to any measure of performance or liquidity as promulgated under generally accepted accounting principles (such as net income/loss or cash provided by/used in operating, investing and financing activities) nor should it be considered as an indicator of the Company's overall financial performance.

                     BALLY TOTAL FITNESS HOLDING CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS-(CONTINUED)



Cash EBITDA is calculated as follows (in millions):
                                                                    Nine months
                                                             ended September 30
                                                         ----------------------
                                                               1996        1995
                                                         ----------  ----------

Loss before income taxes................................ $   (16.0)  $   (18.1)
Adjustments to reconcile to Cash EBITDA:
  Interest expense (excluding $11.2
    million and $3.7 million of interest
    on the securitization certificates).................      24.8        28.6
  Depreciation and amortization.........................      41.1        43.1
  Provision for doubtful receivables....................      57.5        58.5
  Increase in installment contracts
    receivable..........................................     (69.9)      (84.3)
  Decrease in deferred revenues.........................      (9.0)      (17.5)
  Proforma decrease in installments contracts
    receivable..........................................                 150.0
  Other non-cash expenses...............................        .9         1.8
                                                         ---------   ---------
Cash EBITDA............................................. $    29.4   $   162.1
                                                         =========   =========

Cash EBITDA was $29.4 million for the first nine months of 1996 compared to $162.1 million for 1995, a decrease of $132.7 million, primarily attributed to the effect of the securitization facility. Accounting principles in January 1993 treated this type of financing as a sale, and therefore a $150.0 million reduction in receivables, rather than as indebtedness with related interest expense. Excluding the $150.0 million reduction in receivables in the 1995 period and adding back the related interest expense in the 1996 and 1995 periods, Cash EBITDA increased $24.8 million, from $15.8 million during the first nine months of 1995 to $40.6 million for 1996. This increase is principally due to a $22.4 million decrease in cash expenses and a $2.7 million increase in cash revenue (primarily collections on contracts receivable). The decrease in cash expenses (primarily payroll and commissions) was principally due to the aforementioned cost reduction programs.

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



                                   BALLY TOTAL FITNESS HOLDING CORPORATION
                              -------------------------------------------------
                                                  Registrant




                                               /s/ John W. Dwyer
                              -------------------------------------------------
                                                  John W. Dwyer
                              Senior Vice President and Chief Financial Officer
                                         (Principal Financial Officer)



Dated:  November 13, 1996