Form 10-K405
period 1996-12-31
BALLY TOTAL FITNESS HOLDING CORP
filed 1997-03-28
CIK 770944

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1996
                         Commission file number: 0-27478


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

           Securities registered pursuant to Section 12(b) of the Act:
                                      None.

           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.01 per share
          Series A Junior Participating Preferred Stock Purchase Rights


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes: X No:

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

The aggregate market value of the registrant's voting stock held by nonaffiliates of the registrant as of February 28, 1997 was approximately $88 million, based on the closing price of the registrant's common stock as reported by the NASDAQ National Market System at that date. For purposes of this computation, affiliates of the registrant include the registrant's executive officers and directors. As of February 28, 1997, 12,495,161 shares of the registrant's common stock were outstanding.

PART I

Except as otherwise stated, the information contained in this Form 10-K is as of December 31, 1996, the end of the registrant's last fiscal year. The information contained in this Form 10-K contains forward-looking statements which involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the registrant to be materially different from any future results, performance or achievements expressed or implied by such forward- looking statements. See "Forward-Looking Statements" in
Item 7 of this Form 10-K.

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

GENERAL

The registrant, Bally Total Fitness Holding Corporation, formerly Bally's Health & Tennis Corporation (the "Company" or "Bally"), is incorporated in Delaware and was a wholly owned subsidiary of Bally Entertainment Corporation ("Entertainment") until the consummation of Entertainment's spin-off of the Company. On November 6, 1995, the Board of Directors of Entertainment declared a distribution in the form of a dividend (the "Spin-off") to holders of record of its common stock as of the close of business on November 15, 1995 (the "Record Date") on the basis of one share of common stock, par value $.01 per share (the "Common Stock") of the Company, along with an associated stock purchase right issued pursuant to a stockholder rights plan (a "Right"), for every four shares of Entertainment common stock held on the Record Date. On January 9, 1996, 11,845,161 shares of Common Stock were distributed. Unless otherwise specified in the text, references to the Company include the Company and its subsidiaries.

The Company is the largest (and only nationwide) commercial operator of fitness centers in the United States in terms of revenues, the number of members, and the number and square footage of facilities. As of February 28, 1997, the Company operated approximately 320 fitness centers concentrated in major metropolitan areas in 27 states and Canada and had approximately 4.0 million members. During 1996, Bally's members made more than 100 million visits to its fitness centers.

The Company offers its members value by providing access to state-of-the-art fitness facilities with affordable membership programs. Bally's fitness centers feature an outstanding selection of cardiovascular, conditioning and strength equipment and offer extensive aerobic training programs. The Company's new club prototype achieves efficiency by focusing on those fitness services that receive a high degree of member use. Most of the Company's current fitness clubs include pools, racquet courts or other athletic facilities that receive a lower degree of member use. The Company has clustered its fitness centers in major metropolitan areas in order to achieve marketing and operating efficiencies. These markets include, among others, New York, Los Angeles, Chicago, Houston, Dallas, Detroit, Baltimore, Washington, D.C., Philadelphia, Miami, Cleveland, Atlanta, Milwaukee, Seattle, Minneapolis, Orlando, Denver, Phoenix, St. Louis, Boston, and Kansas City. In 1996, the Company completed the process of renaming its fitness centers so they all use the servicemark "Bally Total Fitness", thereby enhancing brand identity, concentrating advertising and eliminating the prior practice of using more than 25 different regional servicemarks and trade names.

The Company's primary target market for new members is the 18 to 34-year old, middle income segment of the population. Bally markets itself to this consumer segment through the use of a variety of membership options and payment plans. The membership options offered by the Company range from single-club memberships to premium memberships which provide additional amenities and the use of all of Bally's fitness centers nationwide. Similarly, the Company offers a broad range of payment alternatives. Typically, members pay an initiation fee which can either be financed (generally for 36 months and subject to downpayment requirements) or paid-in-full at the time of joining. Members are also required to pay monthly membership dues in order to use the Company's fitness facilities. Management believes the various memberships and payment plans, in addition to Bally's strong brand identity and the convenience of its multiple locations, provide the Company distinct competitive advantages.

MEMBERSHIP PLANS

The Company currently offers prospective members a number of membership plans that differ primarily by the inclusion of additional in-club services (such as racquet sports and child care) and access to other fitness centers operated by the Company, either locally or nationally. From time to time, the Company also offers special membership plans which limit access to fitness centers to certain days and non-peak hours. The initial membership fees for access to the Company's fitness center facilities range from approximately $349 to $1,179 depending on the membership plan selected, the diversity of facilities and services available at the club of enrollment, the local competitive environment, as well as the effects of seasonal discounting price strategies.

In addition to the one-time initial membership fee, members pay monthly membership dues in order to maintain their membership privileges. Monthly dues for memberships generally range from $4.00 to $5.50 during the typical financing period for a membership plan. Monthly dues vary based on the type of plan purchased by the member and the amount of initial membership fee paid in cash. Some seasonal discounting programs offered by the Company in the past have required no dues payments for up to 36 months if the member pays the initiation fee in full at the time of joining. After an initial period ends (typically 36 months), renewal dues generally range from $2.00 to $24.00 per month, with increases as contractually permitted. The Company has experienced an annual growth rate of dues revenues of 9% from 1994 to 1996. The Company expects the annual increases in dues revenues will continue in the future due to the contractual terms of current membership plans and its belief that it can significantly increase dues without any material loss in membership. The Company also offers renewal dues that vary depending on the member's historical usage of the fitness center facilities. The Company's recent experience has shown that members faced with a membership renewal decision for the first time renewed at a rate of approximately 58% and members faced with a membership renewal decision for subsequent periods renewed at a rate of approximately 84%.

Members selecting finance membership plans can choose from several payment mechanisms and downpayment options. The Company expects to continue its focus on increasing the downpayment it receives on financed membership contracts and on securing payment by electronic funds transfer ("EFT"). The Company believes that both these strategies result in better quality receivables. Further, the Company intends to modify its collection efforts, based on the information provided by "credit scoring", which management believes will also improve the yield from the receivables portfolio. See "Account Servicing".

FINANCING OF INITIAL MEMBERSHIP FEE

Financed portions of initial membership fees may be prepaid without penalty at any time during the financing term. Generally, financing terms of 36 months are offered. Shorter terms are offered on a promotional basis or as required by applicable state law. Contracts are financed at a fixed annual percentage rate (generally between 16% and 18%, except as otherwise limited by applicable state retail installment laws). In addition, the Company offers two payment methods for financed portions of initial membership fees: coupon books and EFT, either from a member's bank account or credit card. Management expects that approximately 80% to 85% of all new membership contracts during 1997 will be financed.

EFT plans are the most popular mechanism for payment of the financed portion of initial membership fees. Under an EFT plan, on the same date each month a predetermined amount is either (i) automatically transferred from a member's bank checking or savings account to the Company or (ii) automatically charged to a member's designated credit card. Currently, more than 60% of all financed memberships sold are paid by EFT. The other mechanism for payment financing is the use of a coupon book. This mechanism requires the member to mail a check monthly, accompanied by a payment coupon, to the regional service center ("RSC") responsible for administering the membership account.
Members have the option of changing their payment method.

On average, the Company received a downpayment of approximately $75 on contracts that were financed during 1996. This downpayment adequately defrays both the initial account set-up cost as well as any collection costs should the account become immediately delinquent. As a result, the Company is able to attract new members who might otherwise be rejected while covering the incremental cost of new membership processing and collection through the downpayment. The Company does not perform individual credit checks on prospective members. This is due, in part, to the high cost associated with performing credit checks on the large volume of prospective members, but also due to the Company's ability, from past performance, to measure the average value of contracts between coupon book and EFT payers and satisfactorily manage credit risk. Historical analysis performed by the Company indicates that the collection experience of EFT accounts is approximately 50% better than that of coupon book accounts. As of December 31, 1996, approximately 51% of membership contract receivables consisted of EFT-financed memberships compared to 29% at December 31, 1992, when emphasis on payments by EFT was introduced by management.

FITNESS CENTERS

Most of the Company's fitness centers are located near regional, urban and suburban shopping areas and in downtown areas of major cities and are generally operated under long-term leases. Fitness centers vary in size, available facilities and types of services provided. Fitness centers contain a wide variety of state of the art progressive resistance, cardiovascular and conditioning exercise equipment as well as free weights. A member's use of a fitness center may include planned exercise programs and instruction stressing cardiovascular conditioning, strength development and improved appearance. The Company also has a comprehensive training program for its service personnel on the use of exercise equipment.

Generally, the Company's fitness centers constructed prior to 1980 are smaller in size and have fewer amenities than the fitness centers constructed in the 1980's which average 35,000 square feet and generally include a colorful workout area, sauna and steam facilities, a lap pool, free-weight rooms, aerobic exercise rooms, an indoor jogging track and, in some cases, racquetball courts. The Company's prototype fitness center focuses on those fitness services that the Company's members most frequently use rather than on a broader range of fitness services that generally receive a lower degree of member use such as pools, racquet courts or other athletic facilities. These "dry" clubs, which tend to be approximately 20,000 to 30,000 square feet, have recently averaged approximately $800,000 to construct, exclusive of real estate and exercise equipment costs and net of any landlord contribution. The Company invests approximately $500,000 for exercise equipment for a typical new fitness center.

SALES AND MARKETING

The Company devotes substantial resources to the marketing and promotion of its fitness centers and their services because the Company believes strong marketing support is critical to attracting new members both at existing and new fitness centers. In 1996, the Company completed the process of renaming its fitness centers so they all use the servicemark "Bally Total Fitness", thereby enhancing brand identity, concentrating advertising and eliminating the prior practice of using more than 25 different regional servicemarks and trade names.

The Company's strategy is to cluster numerous fitness centers in major media markets in order to increase the efficiency of its marketing and advertising programs. The Company operates 262 clubs in 26 of the top 30 U.S. media markets.

The Company expects to spend approximately $45 million for advertising and promotion during 1997 compared to approximately $47 million in 1996, $50 million in 1995 and $48 million in 1994. The Company primarily advertises on television, and, to a lesser extent, newspapers, telephone directories, radio and other promotional activities.

The Company's sales and marketing programs emphasize the benefits of health, physical fitness and exercise by appealing to the public's desire to look and feel better. The Company's advertisements are augmented by individual sales presentations made by its sales personnel in the fitness centers. Management believes the various memberships and payment plans, in addition to Bally's strong brand identity and the convenience of its multiple locations, provide the Company distinct competitive advantages.

The Company's marketing efforts also include corporate membership sales and insurance-eligible programs which are designed to reduce workers' compensation costs and improve productivity. In addition to its advertising, personal sales presentations and targeted marketing efforts, the Company is increasingly utilizing in-club marketing programs. Open houses and contests for members and their guests foster member loyalty and introduce fitness centers to prospective members. Referral incentive programs involve current members in the process of new member enrollments.

Direct mail reminders encourage renewal of existing memberships. The Company has a group of approximately 100 individuals located at the Towson, Maryland RSC dedicated primarily to inbound telemarketing renewal programs to existing members, although telemarketing is not currently used to attract prospective new members.

ACCOUNT SERVICING

The Company administers and collects amounts owing under its membership contracts according to uniform procedures implemented by its two RSCs. The RSCs enable the Company to conduct centralized data processing of all membership accounts. The RSCs employ approximately 800 people in the account processing and collection areas, including approximately 165 employees dedicated to customer service, approximately 235 employees dedicated to account processing and administration and approximately 300 employees dedicated to account collections. The two RSCs collectively receive, deposit and post more than $550 million of membership transactions annually, including the processing of downpayments and cash sales, and collections of financed receivables and dues. In addition, the RSCs process, on average, 3,000 new membership accounts per day. The RSCs are also responsible for responding to member inquiries and maintaining membership data.

All collections for past-due accounts are handled internally by the RSCs. The Company systematically collects accounts that are past due by utilizing a series of computer-generated correspondence and telephone contacts. Computer-generated correspondence is sent to a delinquent member at 7 and 20 days after an account becomes past due. Collectors with varying levels of experience are responsible for handling delinquent accounts, depending on the period of delinquency. At 30 and 60 days past due, the accounts are assigned to power dialer assisted collectors initially as a reminder and later as a demand for payment. Accounts that have not been collected for a 90-day period are transferred to a group of the most experienced collectors (unless the first scheduled payment has not been received on such accounts, in which case they are generally written-off and any downpayment received is not refunded). All remaining delinquent accounts are written-off after 180 days without collection activity. Written-off accounts are reported to credit reporting bureaus and sold to a third-party collection group. The Company intends to modify its collection efforts based on the information provided by "credit scoring", which management believes will improve the yield from the receivables portfolio. For example, the Company would not make costly collection calls to a member with a strong credit history until late in the collection cycle. Likewise, the Company would aggressively pursue collection tactics on a member with poor credit scoring early in the delinquency period and reduce collection efforts if results were not quickly realized. By tailoring its collection approach to reflect a delinquent member's likeliness to pay, the Company believes it can collect more of its receivables at a lower cost. The Company uses a national bureau which charges the Company a nominal fee per credit score. Beginning in March 1997, the Company has credit scored a majority of its financed members.

OPERATING STRATEGIES

In October 1996, Lee S. Hillman was named President and Chief Executive Officer of the Company. This completed the transition of senior management of the Company from predominantly marketing oriented managers, including the original founders of the Company, to managers with more financial and operational orientation. Until December 1996, a number of the Company's top executives, including Mr. Hillman, also performed significant functions for Entertainment, the owner of the Company until

January 1996. The Company filed a Registration Statement with the Securities and Exchange Commission in March 1997 to offer additional shares of the Common Stock with an aggregate offering price of approximately $35 million (the "Offering"). The Company intends to use (i) approximately $20 million to $30 million of the proceeds of the Offering for capital expenditures to develop 15 to 25 new facilities over the next three years and more extensively refurbish and upgrade approximately 25% of its facilities over the next two years, (ii) as much as $3 million to support new initiatives described below and (iii) the balance for general corporate and working capital purposes. Current management intends to pursue a number of operating strategies, which the Company believes will improve the results of its core business. If the Company does not complete the Offering in the near future, implementation of the first two strategies discussed below will be slower and take a significantly longer time to complete. Planned operating strategies include:

    - Reduce Discount Pricing on Paid-In-Full Membership Plans-- Since late 1990, the Company has managed its pricing structure to generate immediate cash for liquidity by significantly discounting its membership plans and by emphasizing paid-in-full instead of financed membership plans. Additional working capital will allow the Company to sell more financed membership plans which historically have generated better long-term returns for the Company including streams of recurring dues revenues rather than selling discounted paid-in-full memberships which frequently waive dues for up to three years.

    - Upgrade and Expand Fitness Centers-- The Company intends to expand and upgrade its facilities in order to increase its membership base and more effectively capitalize on its streamlined marketing and administrative functions. Management plans to make capital expenditures of approximately $10 million to $12 million over the next twelve months to maintain, and in many cases upgrade, its existing facilities. In addition, the Company expects to invest approximately $5 million to $10 million of the proceeds from the Offering over the next two years to more extensively refurbish and upgrade approximately 25% of its clubs. The Company also intends to spend approximately $15 million to $25 million of the proceeds from the Offering to open 15 to 25 new facilities based on its new prototype over the next three years. These facilities are designed to cost less to construct and maintain than the Company's older facilities. The facilities are expected to range in size from 10,000 to 45,000 square feet and have the capacity to accommodate significantly more members than older clubs of the same size because they will contain only the most widely used amenities.

    - Increase Dues Revenues-- The Company believes that its dues are substantially less than those of its competitors and that it can significantly increase dues without any material loss in membership.

    - Improve Collections on Financed Contracts-- The Company plans to continue its focus on increasing the downpayment on financed membership plans and securing payment by EFT, which the Company's experience has shown results in higher quality receivables. Further, the Company intends to institute more focused collection efforts based on information provided by "credit scoring", which management believes will also improve the yield from the receivables portfolio.

    - Continue Cost Reduction Policies-- The Company's operating costs and expenses for 1996 were more than $75 million lower than in 1994. Management believes that other opportunities exist to cut additional costs in the areas of administration, advertising and insurance.

GROWTH OPPORTUNITIES

The Company currently generates substantially all of its revenues from the sale of membership plans and the receipt of dues. Management believes that it can increase and diversify its revenues by leveraging its brand identity, extensive infrastructure (320 facilities), 4.0 million member base and frequency of visitation (in excess of 100 million visits in 1996) by offering a number of ancillary products and services. In order to pursue these growth opportunities, the Company plans to:

    - Sell Nutritional Products-- The Company has successfully concluded test marketing certain nutritional products and is launching the sale of these products to members through telemarketing efforts and within its fitness centers.

    - Provide Outpatient Rehabilitation Services-- The Company recently entered into an agreement with a manager of health care programs and services whereby certain of the Company's facilities will be used for comprehensive outpatient rehabilitation services. The Company believes it has opportunities to provide similar outpatient rehabilitation services in additional fitness centers, and expects to offer these services in up to 100 of its facilities within three years. The Company plans to spend approximately $1 million of the proceeds from the Offering to upgrade an initial group of its facilities to provide rehabilitation services.

    - Offer Other Goods and Services-- The Company plans to market apparel and certain financial services to its members through in-club sales efforts and direct marketing programs.

The Company has entered into agreements with various entities to test market the provision of financial services to its members including the sale of credit life insurance. The programs are typically designed such that the Company shares in either the revenue generated by or net profit resulting from members purchasing the offered services. Test marketing and, ultimately, the provision of services of this type do not require significant capital expenditures by the Company. Consequently, the Company expects to explore the sale of other similar or complimentary services and expects to make those products that are most successful available to all of its members.

COMPETITION

The Company is the largest and only nationwide commercial operator of fitness centers in the United States in terms of revenues, the number of members and the number and square footage of facilities. The Company is the largest operator, or among the largest operators, of fitness centers in every major market in which it has fitness centers. The Company believes its fitness centers generally offer a high level of amenities to its primary target market for new members, the 18 to 34-year old, middle income segment of the population. Within each market, the Company competes with other fitness centers, physical fitness and recreational facilities established by local governments and hospitals and by businesses for their employees, the YMCA and similar organizations and, to a certain extent, with racquet and tennis and other athletic clubs, country clubs, weight reducing salons and the home-use fitness equipment industry. However, the Company believes that its operating experience, its ability to allocate advertising and administration costs over all of its fitness centers, its nationwide operations and its account processing and collection infrastructure provide the Company distinct competitive advantages. There can be no assurance that the Company will be able to compete effectively in the future in the markets in which it operates.

The Company believes that competition has increased in certain markets. The Company believes that this increase reflects the public's enthusiasm for fitness and the decrease in the cost of entering the market due to financing available from landlords and equipment manufacturers. The Company believes that its membership plans are affordable and have the flexibility to be responsive to economic conditions. However, the Company also competes with other entertainment and retail businesses for the discretionary income of its target market.

When the Company embarks on its new initiatives, particularly the sale of nutritional products and apparel, the Company will be competing against large, established companies with more experience selling such products on a retail basis and, in some instances, with substantially greater financial resources than the Company. There can be no assurance that the Company will be able to compete effectively against such established companies.

PROPERTIES

The Company operates approximately 320 fitness centers in 27 states and Canada. The Company owns 33 fitness centers and leases either the land or the building or both for the remainder of its fitness centers. Aggregate rent expense (including office and administrative space) was $86.7 million, $85.9 million and $83.3 million for 1996, 1995 and 1994, respectively. Most leases require the Company to pay real estate taxes, insurance, maintenance and, in the case of shopping center and office building locations, common area maintenance fees. A limited number of leases also provide for percentage rental based on receipts. Various leases also provide for rent adjustments based on changes in the Consumer Price Index, most with limits provided to protect the Company. Two fitness centers each accounted for between 1% to 2% of the Company's net revenues during 1996. The Company believes its properties are adequate for its current membership.

Leases for fitness centers entered into in the last five years generally provide for an original term of no less than 15 years and, in some cases, for 20 years. Most leases for fitness centers contain at least one five-year option to renew and often two or more such options.

The Company's executive offices are located in Chicago, Illinois where it is co-tenant at a monthly base rental cost to the Company of $43,700. The lease expires in January 2003. The Company also leases space in Huntington Beach, California and Towson, Maryland for RSC operations.

TRADEMARKS AND TRADE NAMES

In 1996, the Company completed the process of renaming its fitness centers so they all use the servicemark "Bally Total Fitness", thereby enhancing brand identity, concentrating advertising and eliminating the prior practice of using more than 25 different regional servicemarks or trade names. The name "Bally Total Fitness" is a servicemark of Hilton Hotels Corporation as successor to Entertainment. In January 1996, the Company and Entertainment entered into a 10-year trademark license agreement to allow the Company to use certain marks, including the "Bally Total Fitness" servicemark, in connection with its fitness center business. The Company paid no royalty or license fee for the first year of the license and now pays a fee of $1.0 million per year. Following the initial ten-year term, the Company has the option to renew the license for an additional five-year period at a rate equal to the greater of the fair market value or $1.0 million per year.

SEASONALITY

Historically, the Company has experienced greater revenues in the first quarter and lower revenues in the fourth quarter. Certain of the new initiatives the Company plans to undertake may have the effect of further increasing the seasonality of the Company's business.

EMPLOYEES

The Company has approximately 12,600 employees, including approximately 6,300 part-time employees. Approximately 11,540 employees are involved in club operations, including sales personnel, instructors, supervisory or custodial personnel, approximately 800 are involved in the operation of the RSCs and approximately 260 are administrative support personnel, including accounting, legal, human resources, real estate and other national services.

The Company is not a party to any collective bargaining agreement with its employees. Although the Company experiences high turnover of non-management personnel, the Company historically has not experienced difficulty in obtaining adequate replacement personnel, except with respect to sales personnel, which the Company believes have become somewhat more difficult to replace due, in part, to increased competition for skilled retail sales personnel.

GOVERNMENT REGULATION

The operations and business practices of the Company are subject to regulation at federal, state and, in some cases, local levels. General rules and regulations of the Federal Trade Commission, and of state and local consumer protection agencies, apply to the Company's advertising, sales and other trade practices.

Statutes and regulations affecting the fitness industry have been enacted or proposed in all of the states in which the Company conducts business. Typically, these statutes and regulations prescribe certain forms and regulate the terms and provisions of membership contracts, giving the member the right to cancel the contract, in most cases, within three business days after signing, requiring an escrow for funds received from pre-opening sales or the posting of a bond or proof of financial responsibility and, in some cases, establishing maximum prices and terms for membership contracts and limitations on the term of contracts. In addition, the Company is subject to numerous other types of federal and state regulations governing the sale, financing and collection of memberships including, among others, the Truth-in-Lending Act and Regulation Z adopted thereunder, as well as state laws governing the collection of debts. These laws and regulations are subject to varying interpretations by a large number of state and federal enforcement agencies and the courts. The Company maintains internal review procedures in order to comply with these requirements and it believes that its activities are in substantial compliance with all applicable statutes, rules and decisions.

Under so-called state "cooling-off" statutes, members of fitness centers have the right to cancel their memberships for a period of three to ten days after the date the contract was entered into (depending on the applicable state law) and are entitled to refunds of any payment made. In addition, the Company's membership contracts provide that a member may cancel his or her membership at any time for qualified medical reasons or if the member relocates a certain distance away from the health club, and a membership may be canceled in the event of a member's death. The specific procedures for cancellation in these circumstances vary according to differing state laws. In each instance, the canceling member is entitled to a refund of prepaid amounts only. Furthermore, where permitted by law, a cancellation fee is due to the Company upon cancellation and the Company may offset such amount against any refunds owed.

The Company is a party to several state and federal consent orders. From time to time, the Company makes minor adjustments in its operating procedures to comply with such consent orders. The consent orders essentially require continued compliance with applicable laws and require that the Company refrain from activities that are not in compliance with applicable laws.

ITEM 3.  LEGAL PROCEEDINGS

A class action entitled Jackson v. Health & Tennis Corporation of America was filed in the state district court in Bexar County, Texas on May 8, 1995. The complaint alleges that the defendant, a subsidiary of the Company, charged excessive amounts on its financed memberships in violation of the Texas Credit Code and the Texas Deceptive Trade Practices--Consumer Protection Act. The relief sought is damages equal to the alleged overpayments and statutory remedies. The Company is vigorously defending this action and appealing the certification of the class. The outcome of this litigation is not currently determinable and, consequently, the Company cannot predict whether it will have a material adverse effect on the Company's financial condition or results of operations in any future period.

The Company is involved in various other claims and lawsuits incidental to its business, including claims arising from accidents at its fitness centers. In the opinion of management, the Company is adequately insured against such claims and lawsuits, and any ultimate liability arising out of such claims and lawsuits will not have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Item 4 is inapplicable.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

The Common Stock is traded on the NASDAQ National Market System ("NASDAQ") under the symbol "BFIT." The following table sets forth, on a per share basis, the high and low quarterly sales prices for the Common Stock as reported on NASDAQ since trading began on January 4, 1996, the date the Company's initial Registration Statement on Form S-1 was declared effective. The Company was a wholly owned subsidiary of Entertainment until January 9, 1996, the date on which 11,845,161 shares of Common Stock were distributed by Entertainment in the Spin-off.

                                                             High         Low
                                                            -------     --------
1996:
  First quarter (from January 4, 1996)                      $7          $3 3/4
  Second quarter                                             5 3/4       3 15/16
  Third quarter                                              5 1/8       4
  Fourth quarter                                             9 1/16      4 1/2


As of February 28, 1997, there were 11,125 holders of record of the Common
Stock.

The Company has not made cash dividend payments on the Common Stock since the Spin-off and does not anticipate paying dividends on the Common Stock for the foreseeable future. Currently, the Company is restricted from paying dividends by the terms of its 13% Senior Subordinated Notes due 2003 (the "13% Notes") and its revolving credit agreement. Specifically, the indenture governing the 13% Notes contains a covenant that the Company currently cannot, directly or indirectly, declare or pay any dividend on, or make any distribution to holders of, any shares of Common Stock (other than dividends or distributions payable in shares of Common Stock or in options, warrants or other rights to purchase Common Stock, but excluding certain specified dividends or distributions). Similarly, the terms of the Company's revolving credit agreement provide that the Company is restricted from paying dividends without the consent of the lenders during the term of the agreement and until all obligations thereunder have been satisfied.

ITEM 6.  SELECTED FINANCIAL DATA


                                            Years ended December 31,
                               ------------------------------------------------
                                1996       1995      1994       1993      1992
                               ------     ------    ------     ------    ------
                             (Dollar amounts in millions, except per share data)
STATEMENT OF OPERATIONS
  DATA
Net revenues                   $625.6     $661.7    $661.5     $694.8    $744.7
Depreciation and amortization    55.9       57.4      58.9       60.4      57.8
Operating income (loss)           3.7        7.6     (37.2)        .8      24.3
Loss before extraordinary
  item and cumulative
  effect on prior years
  of change in accounting
  for income taxes              (41.2)(a)  (25.2)    (50.8)     (28.0)(b)  (7.5)
Loss per common share (pro
  forma for 1995 and 1994)(c)   (3.38)     (3.08)    (6.44)

BALANCE SHEET DATA
  (AT END OF YEAR)
Cash and equivalents           $ 16.5     $ 21.3    $ 12.8     $ 11.0    $ 10.7
Installment contracts
  receivable, net               300.2      303.4     284.1      322.7     327.8
Total assets                    813.5      846.3     860.2      923.3     919.4
Long-term debt, less
  current maturities            376.4      368.0     289.7      305.7     269.8
Stockholders' equity            216.5      240.3     234.3      261.3     264.5

OTHER FINANCIAL DATA
EBITDA(d)                      $ 59.7     $ 65.0    $ 21.6     $ 61.2    $ 82.1
Cash provided by (used in):
  Operating activities           (5.3)      (9.9)     32.8       49.9      64.5
  Investing activities           (9.8)     (42.1)    (21.4)     (36.1)    (25.1)
  Financing activities           10.4       60.4      (9.6)     (13.6)    (41.8)

------------


(a)   Excludes a net extraordinary gain on extinguishment of debt consisting of
      (i) a gain (net of taxes) of $9.9 million ($.81 per share) resulting from indebtedness owed Entertainment which was forgiven as part of the December 1996 merger of Entertainment with and into Hilton Hotels Corporation and
      (ii) a charge (net of taxes) of $4.2 million ($.35 per share) resulting from the refinancing of the Company's securitization facility.

(b) Excludes (i) an extraordinary loss on extinguishment of debt of $6.0 million (net of taxes) resulting from a refinancing of certain indebtedness and (ii) a credit of $20.7 million for the cumulative effect on prior years of a change in accounting for income taxes resulting from the Company changing its method of accounting for income taxes effective January 1, 1993 as required by Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." As permitted by SFAS No. 109, the Company elected to use the cumulative effect approach rather than to restate the financial statements of any prior years to apply the provisions of SFAS No. 109.

(c) The historical net loss for the years ended December 31, 1995 and 1994 reflected a federal income tax benefit arising from the Company's prior tax sharing agreement with Entertainment of $11.3 million and $25.7 million, respectively. Pro forma loss per common share (which is unaudited) was calculated giving effect to (i) adjustments made to reflect the income tax provision/benefit as if the Company had filed its own separate consolidated income tax return for each year and (ii) the distribution of 11,845,161 shares of Common Stock to Entertainment stockholders as if such distribution had taken place as of the beginning of each year.

(d) EBITDA represents operating income (loss) before depreciation and amortization. The Company has presented EBITDA supplementally because the Company believes it allows for a more complete analysis of its results of operations. These data should not be considered as an alternative to any measure of performance or liquidity as promulgated under generally accepted accounting principles (such as net income/loss or cash provided by/used in operating, investing and financing activities), nor should they be considered as an indicator of the Company's overall financial performance.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The primary strategic initiative of management involves improving the results of its core business and, as capital is available, replicating the profitable new fitness center model through expansion. In 1993, the Company began building more efficient fitness centers by eliminating pools and other wet areas and racquet sports (all of which are costly to build and maintain and which have significantly lower utilization rates), and replacing much of that space with expanded workout areas which receive a higher degree of member use. At approximately the same time, the Company emphasized the sale of financed contracts with payments made by EFT by adjusting sales commission and member incentives. The Company's experience indicated better collection results for financed memberships sold under EFT plans compared to those sold with standard coupon book payment plans. EFT contracts represent approximately 51% of the total contracts in the receivables portfolio at December 31, 1996. Additionally, membership types and pricing options were standardized, making the selling process less complicated for both the customer and the sales personnel. In August 1994, the Company implemented a program to increase monthly dues for contracts sold after that date and in late 1995 began to curtail the practice of discounting dues for multiple year renewal offers. The Company believes all of these actions, certain of which reduced new membership revenues, will ultimately improve cash flows and operating income.

In addition, management made certain changes designed to integrate operations and reduce operating costs, including personnel costs, advertising expenses and other operating expenses. As part of its continuing cost reduction program, the Company began a long-term consolidation project in 1991 and computer conversion in 1994 for its RSCs. The consolidation of five RSCs into the two remaining RSCs was completed in the third quarter of 1995, and the elimination of cost redundancies continued throughout 1996. The primary phase of the computer conversion was completed in the fourth quarter of 1995. With the addition of new hardware and software, the Company has streamlined its processing procedures and developed efficiencies that enable the RSCs to service membership accounts better while reducing costs.

Management also believes significant opportunities exist to increase revenues beyond those generated by the sale of memberships without significant capital expenditures. Because of its nationally recognized brand identity, extensive infrastructure, 4.0 million member base and frequency of visitation, management has begun to pursue the following growth opportunities: (i) the sale of nutritional products to its members through telemarketing and within its fitness centers, (ii) the provision of comprehensive outpatient rehabilitation services, and (iii) the sale of other goods and services, including the marketing of apparel and certain financial services to its members.

RESULTS OF OPERATIONS

Comparison of the years ended December 31, 1996 and December 31, 1995

Net revenues for 1996 were $625.6 million compared to $661.7 million in 1995. Net revenues for the same fitness centers selling memberships throughout both years decreased $28.5 million (5%), with the remaining decrease resulting from a reduction in the number of fitness centers operated in 1996. The average number of fitness centers selling memberships decreased from 332 in 1995 to 322 in 1996, reflecting the closure of 25 older, less profitable facilities and the sale of a fitness center to Entertainment offset, in part, by the opening of 13 new, larger facilities over the two-year period. New membership revenues decreased $40.5 million (10%) primarily due to a 12% decline in the number of contracts sold offset, in part, by a 6% increase in the average selling price as a result of the sale of more premium memberships. Dues revenues increased $7.0 million (4%) over 1995 despite the 3% reduction in the average number of facilities operated, reflecting the Company's continuing strategy of increasing renewal dues. Finance charges earned decreased $.5 million (1%) in 1996 compared to 1995. Fees and other revenues decreased $2.1 million (12%) primarily due to the reduction of personal trainer revenue in 1996 as a result of temporarily outsourcing the service and non-recurring income in 1995 pertaining to insurance recoveries.

Operating income for 1996 was $3.7 million compared to $7.6 million in 1995. The decrease of $3.9 million is due to the aforementioned decrease in revenues offset, in part, by a $32.3 million (5%) reduction in operating costs and expenses despite an $8.3 million increase in the provision for doubtful receivables and a $5.1 million charge related to restricted stock awards issued in conjunction with the Spin-off for which restrictions lapsed due to the increase in the market price of the Common Stock. Excluding the provisions for doubtful receivables and restricted stock awards, operating costs and expenses decreased $45.6 million (8%) in 1996 compared to 1995. This decrease was primarily due to (i) continuing reductions in payroll and other variable costs (including the aforementioned RSC consolidation project), (ii) lower commissions as a result of the aforementioned decline in new membership sales and (iii) the 3% reduction in the average number of fitness centers operated in 1996 compared to 1995.

Fitness center operating expenses for 1996 decreased $30.3 million (8%) from 1995 primarily due to a reduction in payroll and related costs and other variable costs as a result of the continuing cost reduction program and club closures. In addition, insurance expenses declined due to favorable experience in controlling general liability risks, and commissions decreased as a result of the decline in new membership sales. As a percentage of net revenues, fitness center operating expenses decreased from 60% in 1995 to 59% in 1996.

Member processing and collection center expenses decreased $8.2 million (15%) primarily due to the aforementioned RSC consolidation and computer projects. Member processing and collection center expenses as a percentage of net revenues decreased from 8% in 1995 to 7% in 1996.

Advertising costs for 1996 decreased $2.6 million (5%) from 1995 primarily due to decreased production costs, agency fees and media costs. Advertising costs as a percentage of net revenues were 8% for each year.

General and administrative expenses increased $2.0 million (9%) over 1995 primarily due to certain costs associated with the accelerated vesting of the aforementioned restricted stock awards and accruals of severance costs. As a percentage of net revenues, general and administrative expenses increased from 3% in 1995 to 4% in 1996.

The provision for doubtful receivables for 1996 was $80.4 million compared to $72.1 million in 1995, an increase of $8.3 million (12%). Management believes the additional provision for doubtful receivables in 1996 adequately reserves for collection experience that may ultimately be realized from sales programs in general, and specifically for those offered from time to time between July 1995 and October 1996.

Depreciation and amortization expense decreased $1.4 million (2%) from 1995 and, as a percentage of net revenues, was 9% for each year.

Interest expense, net of capitalized interest, was $47.6 million in 1996 compared to $43.8 million in 1995, an increase of $3.8 million (9%) principally reflecting a higher average level of debt offset, in part, by lower average interest rates.

As a result of the Spin-off, the Company is no longer included in the consolidated federal income tax return of Entertainment and is required to file its own separate consolidated federal income tax return. Accordingly, the income tax benefit for 1996 reflects a benefit equal to the federal provision allocated to the extraordinary item (no additional benefit has been provided due to the uncertainty of its realization), net of a state income tax provision. Pursuant to a tax sharing agreement with Entertainment, the effective rate of the income tax benefit for 1995 was lower than the U.S. statutory tax rate (35%) due principally to non-deductible amortization of costs in excess of acquired assets.

Comparison of the years ended December 31, 1995 and December 31, 1994

Net revenues for 1995 were $661.7 million compared to $661.5 million in 1994. Dues revenues increased by $22.1 million (14%) reflecting the Company's strategy of increasing renewal dues. New membership revenues decreased $20.2 million (5%) in 1995 primarily due to a 6% decline in the number of contracts sold offset, in part, by a 4% increase in the average selling price, generally reflecting the Company's strategy of realigning its sales mix to include more financed contracts and somewhat fewer cash contracts, although some promotions were offered with an emphasis on cash contracts. New membership revenues were also negatively impacted by the general retail climate and increased competition. Net revenues for the same fitness centers selling memberships throughout both years decreased $6.5 million (1%) as a result of the aforementioned decline in the number of contracts sold offset, in part, by an increase in the average selling price. The average number of fitness centers selling memberships decreased from 336 in 1994 to 332 in 1995, reflecting the closure of 26 older, typically smaller facilities and the sale of a fitness center to Entertainment offset, in part, by the opening of 13 new, larger facilities over the two-year period.

Operating income for 1995 was $7.6 million compared to an operating loss of $37.2 million in 1994. The improvement of $44.8 million is primarily due to a $44.6 million (6%) reduction in operating costs and expenses. Excluding the provisions for doubtful receivables, operating costs and expenses decreased $12.8 million (2%) in 1995 compared to 1994. This decrease was primarily due to reductions in salaries and other variable costs as a result of the continuing cost reduction program and, to a lesser extent, reduced commissions as a result of the decline in new membership sales.

Fitness center operating expenses for 1995 decreased $11.5 million (3%) from 1994 primarily due to a reduction in salaries and other variable costs as a result of the continuing cost reduction program and, to a lesser extent, reduced commissions as a result of the decline in new membership sales. As a percentage of net revenues, fitness center operating expenses decreased from 62% in 1994 to 60% in 1995.

Member processing and collection center expenses decreased $1.9 million (4%) primarily due to the aforementioned RSC consolidation project. Member processing and collection center expenses as a percentage of net revenues were 8% for each year.

Advertising costs for 1995 increased $2.5 million (5%) over 1994 primarily due to increased media costs as a result of introducing the new company name ("Bally Total Fitness"). Advertising costs as a percentage of net revenues increased from 7% in 1994 to 8% in 1995.

General and administrative expenses decreased $.3 million (1%) from 1994 and, as a percentage of net revenues, were 3% for each year.

The provision for doubtful receivables for 1995 was $72.1 million compared to $103.9 million in 1994, a decrease of $31.8 million (31%). The reduction was primarily due to additional reserves recorded in 1994 in conjunction with management's reevaluation of collection risks associated with financed sales and due to the improving collection experience of installment contracts receivable, primarily the reduction in first payment defaults and an increase in EFT contracts within the receivables portfolio.

Depreciation and amortization expense decreased $1.5 million (3%) from 1994 and, as a percentage of net revenues, was 9% for each year.

Interest expense, net of capitalized interest, was $43.8 million in 1995 compared to $38.6 million in 1994, an increase of $5.2 million (13%) principally reflecting a higher average level of debt offset, in part, by lower average interest rates.

Pursuant to a tax sharing agreement with Entertainment, the effective rates of the income tax benefit for 1995 and 1994 were lower than the U.S. statutory tax rate (35%) due principally to non-deductible amortization of costs in excess of acquired assets.

LIQUIDITY AND CAPITAL RESOURCES

The Company has no scheduled principal payments under its securitization facility and the 13% Notes until July 1999 and January 2003, respectively. The Company's revolving credit agreement, which provides for borrowings of up to $20 million, expires in June 1998. Debt service requirements for the next twelve months, principally for interest, are expected to be approximately $50 million.

The Company's recent losses and the terms of its revolving credit agreement have limited the Company's ability to borrow significant amounts of additional funds. Consequently, the Company has been dependent on availability under its revolving credit agreement ($7.9 million at February 28, 1997) and its operations to provide for cash needs. The Company has managed liquidity requirements in recent years by utilizing membership plan discounting techniques designed to increase its cash sales and down- payments and to accelerate collections and dues payments to increase available cash reserves and, to a lesser extent, sales of non-strategic assets. Management believes use of these discounting techniques has had a negative impact on both current and long term results and, if needed in the future, such discounting and acceleration techniques may be increasingly costly and less effective.

Management plans to make capital expenditures of approximately $10 million to $12 million over the next twelve months to maintain, and in many cases upgrade, its existing facilities. For the last three years, the Company has spent $10 million to $15 million annually, as funds were available, to open new or replacement facilities. The Company expects to continue those expenditures as funds are available.

The Company filed a Registration Statement with the Securities and Exchange Commission in March 1997 to offer additional shares of the Common Stock with an aggregate offering price of approximately $35 million. The Company intends to use (i) approximately $20 million to $30 million of the proceeds of the Offering for capital expenditures to develop 15 to 25 new facilities over the next three years and more extensively refurbish and upgrade approximately 25% of its facilities over the next two years, (ii) as much as $3 million to support the introduction of new initiatives and (iii) the balance for general corporate and working capital purposes. The Company expects that completion of the Offering will alleviate the need to use the discounting techniques described above.

FORWARD-LOOKING STATEMENTS

Forward-looking statements in this Form 10-K including, without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward- looking statements. These factors include, among others, the following: general economic and business conditions; competition; success of operating initiatives, advertising and promotional efforts; existence of adverse publicity or litigation; acceptance of new product offerings; changes in business strategy or plans; quality of management; availability, terms, and development of capital; business abilities and judgment of personnel; changes in, or the failure to comply with, government regulations; and regional weather conditions. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

CASH EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION ("CASH EBITDA")

The indenture governing the 13% Notes requires the disclosure of information with respect to Cash EBITDA (as calculated using accounting principles in effect in January 1993, when the 13% Notes were issued) in this Form 10-K. Cash EBITDA should not be considered as an alternative to any measure of performance or liquidity as promulgated under generally accepted accounting principles (such as net income/loss or cash provided by/used in operating, investing and financing activities), nor should it be considered as an indicator of the Company's overall financial performance.

Cash EBITDA is calculated as follows (in millions):

                                                       Years ended December 31,
                                                      -------------------------
                                                        1996             1995
                                                      --------         --------

Loss before income taxes and
 extraordinary item                                   $  (43.9)        $  (36.2)
Adjustments to reconcile to Cash EBITDA:
 Interest expense (excluding $14.8
  million and $7.3 million of interest
  on the securitization facilities)                       32.8             36.5
 Depreciation and amortization                            55.9             57.4
 Provision for doubtful receivables                       80.4             72.1
 Other non-cash expenses                                    .8              2.5
 Increase in installment contracts
  receivable                                             (75.5)           (91.4)
 Decrease in deferred revenues                            (9.4)           (18.0)
 Pro forma decrease in installment
  contracts receivable (related to
  securitization facilities)                              10.0            150.0
                                                      --------         --------
Cash EBITDA                                           $   51.1         $  172.9
                                                      ========         ========

Cash EBITDA was $51.1 million for 1996 compared to $172.9 million for 1995, a decrease of $121.8 million attributed to the $147.5 million net effect of the securitization facilities offset by increased collections (due to various operating improvements) and reduced cash expenditures. Accounting principles in January 1993 treated this type of financing as a sale, and therefore a reduction in receivables, rather than as indebtedness with related interest expense. Excluding the $10.0 million and $150.0 million reductions in receivables and adding back the related interest expense in 1996 and 1995, Cash EBITDA increased from $30.2 million in 1995 to $55.9 million in 1996.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


INDEX


                                                                Reference
                                                                ---------

Report of independent auditors                                      18

Consolidated balance sheet                                          19

Consolidated statement of operations                                21

Consolidated statement of stockholders' equity                      22

Consolidated statement of cash flows                                23

Notes to consolidated financial statements                          25

Supplementary data:
 Quarterly consolidated financial information (unaudited)           39

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Bally Total Fitness Holding Corporation

We have audited the accompanying consolidated balance sheet of Bally Total Fitness Holding Corporation as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a)2. These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bally Total Fitness Holding Corporation at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





ERNST & YOUNG LLP
Chicago, Illinois
February 25, 1997

                    BALLY TOTAL FITNESS HOLDING CORPORATION

                           CONSOLIDATED BALANCE SHEET
                                 (In thousands)




                                                               December 31,
                                                           --------------------
                                                             1996        1995
                                                           --------    --------
ASSETS

Current assets:
  Cash and equivalents                                     $ 16,534    $ 21,263
  Installment contracts receivable, net                     153,235     155,504
  Other current assets                                       24,075      20,216
                                                           --------    --------
     Total current assets                                   193,844     196,983

Long-term installment contracts receivable, net             146,972     147,856

Property and equipment, at cost:
  Land                                                       22,550      22,550
  Buildings                                                 108,361     106,945
  Leasehold improvements                                    400,340     393,418
  Equipment and furnishings                                  99,073     119,253
                                                           --------    --------
                                                            630,324     642,166
  Accumulated depreciation and amortization                 304,865     293,698
                                                           --------    --------
     Net property and equipment                             325,459     348,468

Intangible assets, less accumulated
  amortization of $49,619 and $45,117                       105,725     110,227

Deferred income taxes                                        15,974       2,989

Other assets                                                 25,506      39,771
                                                           --------    --------
                                                           $813,480    $846,294
                                                           ========    ========




















                             See accompanying notes.

                     BALLY TOTAL FITNESS HOLDING CORPORATION

                     CONSOLIDATED BALANCE SHEET-(CONTINUED)
                        (In thousands, except share data)




                                                               December 31,
                                                           --------------------
                                                             1996        1995
                                                           --------    --------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                         $ 41,565    $ 43,740
  Income taxes payable                                          350       2,241
  Deferred income taxes                                      26,006      11,112
  Deferred revenues                                          55,927      61,881
  Accrued liabilities                                        55,063      64,978
  Current maturities of long-term debt                        8,401       1,481
                                                           --------    --------
     Total current liabilities                              187,312     185,433

Long-term debt, less current maturities                     376,397     368,032

Deferred revenues                                            26,440      29,686

Tax obligation to Bally Entertainment Corporation                        15,200

Other liabilities                                             6,824       7,596

Stockholders' equity:
  Preferred stock, $.10 par value; 10,000,000
    shares authorized; none issued--
      Series A Junior Participating; 300,000 shares
        authorized; none issued
  Common stock, $.01 par value; 60,200,000 shares
    authorized; 12,495,161 and 11,845,161 shares
    issued and outstanding                                      125         118
  Contributed capital                                       306,811     293,062
  Accumulated deficit                                       (88,378)    (52,833)
  Unearned compensation (restricted stock)                   (2,051)
                                                           --------    --------
     Total stockholders' equity                             216,507     240,347
                                                           --------    --------
                                                           $813,480    $846,294
                                                           ========    ========















                             See accompanying notes.

                     BALLY TOTAL FITNESS HOLDING CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS
                        (In thousands, except share data)

                                                   Years ended December 31,
                                             ----------------------------------
                                                1996        1995        1994
                                             ----------  ----------  ----------
Net revenues:
  Membership revenues--
    New                                      $  383,362  $  423,849  $  444,043
    Dues                                        190,793     183,803     161,656
  Finance charges earned                         36,405      36,889      34,877
  Fees and other                                 15,080      17,199      20,929
                                             ----------  ----------  ----------
                                                625,640     661,740     661,505
Operating costs and expenses:
  Fitness center operations                     369,991     400,241     411,776
  Member processing and collection centers       44,601      52,764      54,688
  Advertising                                    47,428      50,037      47,578
  General and administrative                     23,586      21,603      21,925
  Provision for doubtful receivables             80,350      72,145     103,930
  Depreciation and amortization                  55,940      57,359      58,856
                                             ----------  ----------  ----------
                                                621,896     654,149     698,753
                                             ----------  ----------  ----------
Operating income (loss)                           3,744       7,591     (37,248)
Interest expense                                 47,644      43,750      38,556
                                             ----------  ----------  ----------
Loss before income taxes and
  extraordinary item                            (43,900)    (36,159)    (75,804)
Income tax benefit                               (2,700)    (10,999)    (25,013)
                                             ----------  ----------  ----------
Loss before extraordinary item                  (41,200)    (25,160)    (50,791)
Extraordinary gain on
  extinguishment of debt                          5,655
                                             ----------  ----------  ----------
Net loss                                     $  (35,545) $  (25,160) $  (50,791)
                                             ==========  ==========  ==========

Pro forma net loss reflecting income
  taxes on a separate return basis                       $  (36,497) $  (76,305)
                                                         ==========  ==========

Per common share (pro forma for 1995
  and 1994):
    Loss before extraordinary item           $    (3.38) $    (3.08) $    (6.44)
    Extraordinary gain on
      extinguishment of debt                        .46
                                             ----------  ----------  ----------
    Net loss                                 $    (2.92) $    (3.08) $    (6.44)
                                             ==========  ==========  ==========

Average common shares outstanding
  (pro forma for 1995 and 1994)              12,174,601  11,845,161  11,845,161
                                             ==========  ==========  ==========







                             See accompanying notes.

                     BALLY TOTAL FITNESS HOLDING CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        (In thousands, except share data)


                                           Common stock                     Retained       Unearned
                                        -------------------                 earnings     compensation      Total
                                          Number      Par     Contributed  (accumulated   (restricted   stockholders'
                                         of shares   value      capital      deficit)        stock)        equity
                                        ----------   ------   -----------  -----------   ------------   ------------

Balance at December 31, 1993            19,000,000   $  190   $   238,007  $    23,118   $              $    261,315
Net loss                                                                       (50,791)                      (50,791)
Settlement of
 pre-acquisition contingency                                       (7,669)                                    (7,669)
Forgiveness of income tax
 obligation by Bally
 Entertainment Corporation                                         31,400                                     31,400
                                        ----------   ------   -----------  -----------   ------------   ------------
Balance at December 31, 1994            19,000,000      190       261,738      (27,673)                      234,255
Net loss                                                                       (25,160)                      (25,160)
Effects of spin-off from Bally
 Entertainment Corporation:
  Forgiveness of income tax
   obligation by Bally
   Entertainment Corporation                                       44,507                                     44,507
  Increase in income tax
   valuation allowance due to
   adjustments to the income
   tax basis of certain assets                                    (13,255)                                   (13,255)
  Reduction in number of shares
   issued and outstanding               (7,154,839)     (72)           72                                          -
                                        ----------   ------   -----------  -----------   ------------   ------------
Balance at December 31, 1995            11,845,161      118       293,062      (52,833)                      240,347
Net loss                                                                       (35,545)                      (35,545)
Common stock issued under long-term
 incentive plan                            650,000        7         4,389                      (4,396)             -
Capital contributions by Bally
 Entertainment Corporation                                          9,360                                      9,360
Amortization of unearned compensation                                                           2,345          2,345
                                        ----------   ------   -----------  -----------   ------------   ------------
Balance at December 31, 1996            12,495,161   $  125   $   306,811  $   (88,378)  $     (2,051)  $    216,507
                                        ==========   ======   ===========  ===========   ============   ============



                             See accompanying notes.

                     BALLY TOTAL FITNESS HOLDING CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)



                                                    Years ended December 31,
                                               --------------------------------
                                                 1996        1995        1994
                                               --------    --------    --------
OPERATING:
 Loss before extraordinary item                $(41,200)   $(25,160)   $(50,791)
 Adjustments to reconcile to cash
  provided (used)-
   Depreciation and amortization, including
    amortization included in interest expense    59,124      60,701      60,760
   Provision for doubtful receivables            80,350      72,145     103,930
   Deferred income taxes                          2,075     (26,480)    (10,257)
   Change in operating assets and liabilities  (105,536)    (91,882)    (72,582)
   Other, net                                      (114)        822       1,774
                                               --------    --------    --------
       Cash provided by (used in) operating
         activities                              (5,301)     (9,854)     32,834

INVESTING:
 Purchases and construction of property and
  equipment                                     (20,612)    (22,469)    (21,357)
 Reserve fund deposit refunded (paid)
  pursuant to securitization facility            10,000     (20,000)
 Other, net                                         833         353         (19)
                                               --------    --------    --------
       Cash used in investing activities         (9,779)    (42,116)    (21,376)

FINANCING:
 Debt transactions -
  Proceeds from securitization facility         160,000     150,000
  Proceeds from other long-term borrowings        2,318
  Repayment of securitization facility         (153,613)
  Net repayments under revolving credit
   agreement                                                (77,000)     (3,910)
  Repayments of other long-term debt             (2,299)     (5,917)     (5,149)
  Debt issuance costs                            (2,815)     (6,654)       (575)
                                               --------    --------    --------
       Cash provided by (used in)
         debt transactions                        3,591      60,429      (9,634)

 Equity transaction -
  Capital contribution by Bally
   Entertainment Corporation                      6,760
                                               --------    --------    --------
       Cash provided by (used in)
         financing activities                    10,351      60,429      (9,634)
                                               --------    --------    --------
Increase (decrease) in cash and equivalents      (4,729)      8,459       1,824
Cash and equivalents, beginning of year          21,263      12,804      10,980
                                               --------    --------    --------
Cash and equivalents, end of year              $ 16,534    $ 21,263    $ 12,804
                                               ========    ========    ========




                             See accompanying notes.

                     BALLY TOTAL FITNESS HOLDING CORPORATION

                CONSOLIDATED STATEMENT OF CASH FLOWS-(CONTINUED)
                                 (In thousands)



                                                    Years ended December 31,
                                               --------------------------------
                                                 1996        1995        1994
                                               --------    --------    --------

SUPPLEMENTAL CASH FLOWS INFORMATION:

Changes in operating assets and liabilities,
  net of effects from acquisitions or
  sales, were as follows-
    Increase in installment contracts
     receivable                               $ (75,491)   $(91,422)   $(65,890)
    (Increase) decrease in other current
     and other assets                            (4,063)      1,589      (3,081)
    Decrease in accounts payable                   (475)       (498)        (85)
    Increase (decrease) in income taxes
     payable                                     (4,941)     22,166      (5,800)
    Increase (decrease) in accrued and other
     liabilities                                (11,191)     (5,703)      1,836
    Increase (decrease) in deferred revenues     (9,375)    (18,014)        438
                                              ---------    --------    --------
                                              $(105,536)   $(91,882)   $(72,582)
                                              =========    ========    ========
Cash payments for interest and income
  taxes were as follows-
    Interest paid                             $ 44,604    $ 42,221    $ 36,499
    Interest capitalized                          (236)       (278)       (253)
    Income taxes paid (refunded), net              166      (6,685)     (8,956)

Investing and financing activities exclude
  the following non-cash activities-
    Forgiveness of income tax obligations by
      Bally Entertainment Corporation/Hilton
      Hotels Corporation                      $ 15,200    $ 44,507    $ 31,400
    Acquisition of property and equipment
      through capital leases                     5,266       2,445
    Common stock issued under long-term
      incentive plan                             4,396
    Capital contribution by Bally
      Entertainment Corporation                  2,600
    Increase in income tax valuation
      allowance due to adjustments to the
      income tax basis of certain assets upon
      spin-off from Bally Entertainment
      Corporation                                           13,255
    Reduction of intangible assets resulting
      from settlement of pre-acquisition
      contingency                                                       10,331








                             See accompanying notes.

                     BALLY TOTAL FITNESS HOLDING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (All dollar amounts in thousands, except share data)




SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Bally Total Fitness Holding Corporation (the "Company") and the subsidiaries which it controls. The Company, through its subsidiaries, is a nationwide commercial operator of fitness centers with approximately 320 facilities concentrated in 27 states and Canada. The Company operates in one industry segment, and all significant revenues arise from the commercial operation of fitness centers, primarily in major metropolitan markets in the United States. Unless otherwise specified in the text, references to the Company include the Company and its subsidiaries.

The Company was a wholly owned subsidiary of Bally Entertainment Corporation ("Entertainment") until the consummation of Entertainment's spin-off of the Company. On November 6, 1995, the Board of Directors of Entertainment declared a distribution in the form of a dividend (the "Spin-off") to holders of record of its common stock as of the close of business on November 15, 1995 (the "Record Date") on the basis of one share of common stock, par value $.01 per share (the "Common Stock") of the Company, along with an associated stock purchase right (a "Right") issued pursuant to a stockholder rights plan (the "Stockholders Rights Plan"), for every four shares of Entertainment common stock held on the Record Date. On January 9, 1996 (the "Distribution Date"), 11,845,161 shares of Common Stock were distributed. For financial accounting purposes, the Company has reflected the effect of the Spin-off as of December 31, 1995.

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which require the Company's management to make estimates and assumptions that affect the amounts reported therein. Actual results could vary from such estimates. In addition, certain reclassifications have been made to prior years' financial statements to conform with the 1996 presentation.

CASH EQUIVALENTS

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. The carrying amount of cash equivalents approximates fair value due to the short maturity of those instruments.

PROPERTY AND EQUIPMENT

Depreciation of buildings, equipment and furnishings is provided on the straight-line method over the estimated economic lives of the related assets and amortization of leasehold improvements is provided on the straight-line method over the lesser of the estimated economic lives of the improvements or the lease periods. Depreciation and amortization of property and equipment was $48,444, $51,999 and $53,476 for 1996, 1995 and 1994, respectively.

DEFERRED FINANCE COSTS

Deferred finance costs are amortized over the terms of the related debt using the bonds outstanding method. Included in "Other assets" at December 31, 1996 and 1995 were deferred finance costs of $8,252 and $10,971, respectively, net of accumulated amortization of $4,430 and $4,034, respectively.

                     BALLY TOTAL FITNESS HOLDING CORPORATION

              (All dollar amounts in thousands, except share data)





INTANGIBLE ASSETS

Intangible assets consist principally of cost in excess of net assets of acquired businesses (goodwill), which is being amortized on the straight-line method over periods ranging up to forty years from dates of acquisition, and amounts assigned to acquired operating lease rights, which are being amortized on the straight-line method over the remaining lease periods.

The Company evaluates annually whether the remaining estimated useful life of goodwill may warrant revision or the remaining balance of goodwill may not be recoverable, generally considering expectations of future profitability and cash flows (undiscounted and without interest charges) on a consolidated basis. If the sum of the Company's expected future cash flows was less than the carrying value of the Company's long-lived assets and identifiable intangibles, an impairment loss would be recognized equal to the amount by which the carrying value of the Company's long-lived assets and identifiable intangibles exceeded their fair value. Based on present operations and strategic plans, the Company believes that no impairment of goodwill exists at December 31, 1996. However, if future operations do not perform as expected, or if the Company's strategic plans for its business were to change, a reduction in the carrying value of these assets may be required.

MEMBERSHIP REVENUE RECOGNITION

The Company's fitness centers primarily offer a dues membership, which permits members, upon paying initial membership fees or being current with financing payments on initial membership fees, to maintain their membership on a month-to-month basis as long as monthly dues payments are made. Revenue recorded at the time memberships are sold is limited to the portion applicable to the initial membership fee. Dues revenue is recorded as monthly services are provided.

Occasionally, memberships are sold at a discount consisting of a waiver of dues for periods ranging up to 36 months. Deferred revenues are established equal to the value of dues waived and are realized over the applicable term of the memberships. Dues, when prepaid, are recorded in a similar manner. This policy approximates the "selling and service" method, which provides for a profit being recognized for both the selling and service functions.

A substantial portion of new membership revenues are collected in installments over periods ranging up to 36 months. Installment contracts bear interest at, or are adjusted for financial accounting purposes at the time the contracts are sold to, rates for comparable consumer financing contracts. Unearned finance charges are amortized over the term of the contracts on the sum-of-the-months-digits method which approximates the interest method.

INCOME TAXES

For tax periods after January 9, 1996, the Company is required to file its own separate consolidated federal income tax return. For tax periods prior to and including January 9, 1996, taxable income or loss of the Company was included in the consolidated federal income tax return of Entertainment. Pursuant to a tax sharing agreement with Entertainment, income taxes were allocated to the Company based on amounts the Company would pay or receive if it filed a separate consolidated federal income tax return, except that the Company received from Entertainment an amount equal to the tax benefit of the Company's net operating losses and tax credits, if any, that could be utilized in Entertainment's consolidated federal income tax return, whether or not such losses or credits could be utilized by the Company on a separate return basis. As a result

                     BALLY TOTAL FITNESS HOLDING CORPORATION

              (All dollar amounts in thousands, except share data)




of the Spin-off, the Company and Entertainment entered into the Tax Allocation and Indemnity Agreement that defines the parties' rights and obligations with respect to deficiencies and refunds of federal income taxes for tax periods through January 9, 1996. In connection therewith, Entertainment assumed substantially all responsibility for any federal income tax adjustments related to the Company for tax periods through January 9, 1996. The Tax Allocation and Indemnity Agreement was amended in 1996 to include a portion of the Company's losses in Entertainment's consolidated federal income tax return. As a result, capital contributions totalling $9,360 were received by the Company ($6,760 in cash and $2,600 as an offset to certain indebtedness) representing a portion of the benefit that Entertainment receives from the utilization of the Company's loss carrybacks.

LOSS PER COMMON SHARE

Loss per common share was computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year, which totalled 12,174,601 shares for 1996. Certain restricted stock was issued subject to forfeiture unless certain conditions are met. These contingent shares are considered common stock equivalents and are excluded from the loss per share computation until the conditions are met because their effect would be anti-dilutive.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", which provides accounting and reporting standards for sales, securitizations, and servicing of receivables and other financial assets, secured borrowing and collateral transactions, and the extinguishments of liabilities. SFAS No. 125 addresses whether a transfer of financial assets constitutes a sale and, if so, the determination of any resulting gain or loss. SFAS No. 125 is based on a "financial-components approach" that focuses on control. Under this approach, following a transfer of financial assets (including portions of financial assets), an entity recognizes the assets it controls and liabilities it has incurred, and derecognizes financial assets for which control has been surrendered and financial liabilities that have been extinguished. The Company will adopt SFAS No. 125 in the first quarter of 1997. The Company believes the accounting required by SFAS No. 125 will reflect the sale of installment contracts receivable, resulting in a reduction of the amount of installment contracts receivable and long-term debt (and, as a result, also decrease related finance charges earned and interest expense) included in its consolidated financial statements.

EXTRAORDINARY ITEM

The extraordinary gain on extinguishment of debt for 1996 consists of (i) a gain of $9,880 ($.81 per share), net of income taxes of $5,320, resulting from a $15,200 tax obligation to Entertainment which was forgiven as part of the December 1996 merger (the "Merger") of Entertainment with and into Hilton Hotels Corporation ("Hilton") and (ii) a charge of $4,225 ($.35 per share), net of income taxes of $2,270, resulting from the refinancing of the Company's securitization facility.

                     BALLY TOTAL FITNESS HOLDING CORPORATION

              (All dollar amounts in thousands, except share data)




INSTALLMENT CONTRACTS RECEIVABLE
                                                             1996        1995
                                                           --------    --------
Current:
  Installment contracts receivable                         $226,173    $244,522
  Less --
    Unearned finance charges                                 24,467      27,128
    Allowance for doubtful receivables and cancellations     48,471      61,890
                                                           --------    --------
                                                           $153,235    $155,504
                                                           ========    ========
Long-term:
  Installment contracts receivable                         $195,978    $211,549
  Less --
    Unearned finance charges                                 11,382      13,055
    Allowance for doubtful receivables and cancellations     37,624      50,638
                                                           --------    --------
                                                           $146,972    $147,856
                                                           ========    ========

The carrying amount of installment contracts receivable at December 31, 1996 and 1995 approximates fair value based on discounted cash flow analyses, using interest rates in effect at the end of each year comparable to similar consumer financing contracts.


ACCRUED LIABILITIES
                                                             1996        1995
                                                           --------    --------

Payroll and benefit-related liabilities                    $ 16,384    $ 18,263
Interest                                                     11,938      12,041
Taxes other than income taxes                                 3,853       7,389
Other                                                        22,888      27,285
                                                           --------    --------
                                                           $ 55,063    $ 64,978
                                                           ========    ========

LONG-TERM DEBT
                                                             1996        1995
                                                           --------    --------

Nonsubordinated:
  Securitization facility                                  $160,000    $150,000
  Revolving credit agreement                                    -           -
  Capital lease obligations                                   6,686       2,176
  Other secured and unsecured obligations                    18,112      17,337
Subordinated:
  13% Senior Subordinated Notes due 2003                    200,000     200,000
                                                           --------    --------
Total long-term debt                                        384,798     369,513
Current maturities of long-term debt                         (8,401)     (1,481)
                                                           --------    --------
Long-term debt, less current maturities                    $376,397    $368,032
                                                           ========    ========

                     BALLY TOTAL FITNESS HOLDING CORPORATION

              (All dollar amounts in thousands, except share data)




In December 1996, the Company refinanced its $150,000 securitization facility by completing a private placement of asset-backed securities (the "Securitization") pursuant to which $145,500 of 8.43% Accounts Receivable Trust Certificates and $14,500 of Floating Rate Accounts Receivable Trust Certificates (the "Floating Certificates") were issued as undivided interests in the H&T Master Trust (the "Trust"). The Floating Certificates bear interest (8.175% at December 31, 1996) at 2.57% above the London Interbank Offer Rate ("LIBOR"). The Trust includes a portfolio of substantially all of the Company's installment contracts receivable from membership sales and the proceeds thereof. Collections of those receivables flow through to the Company in exchange for the securitization of additional installment contracts receivable, except that collections are first used to fund interest requirements. The amount of certificates remains fixed through July 1999 and declines thereafter as principal is paid on the certificates. Also in December 1996, the Company entered into an interest rate cap agreement to hedge its exposure to higher interest rates with respect to the Floating Certificates. The cost of the agreement, which caps the interest rate at 9.43%, is included in interest expense ratably over the life of the agreement.

The Company's revolving credit agreement was amended in February 1997 to provide for a $20,000 line of credit, which is reduced by the amount of any outstanding letters of credit in excess of $10,000 (which excess may not exceed $10,000). The maximum amount available under this revolving credit agreement, including letters of credit, is $30,000. The rate of interest on borrowings is at the Company's option, based upon either the agent bank's prime rate plus 2% or a Eurodollar rate plus 3%. A fee of 2.25% on outstanding letters of credit is payable quarterly. A commitment fee of 1/2 of 1% is payable quarterly on the unused portion of the credit facility. At December 31, 1996, the entire line of credit was unused and outstanding letters of credit totalled $12,687. The revolving credit agreement is secured by substantially all real and personal property (excluding installment contracts receivable) of the Company.

The Company leases certain fitness equipment under capital leases expiring in periods ranging from three to five years. Included in "Property and equipment" at December 31, 1996 and 1995 were assets recorded under capital leases of $11,981 and $6,018, respectively, net of accumulated amortization of $3,318 and $1,611, respectively.

The 13% Senior Subordinated Notes due 2003 (the "13% Notes") are not subject to any sinking fund requirement, but may be redeemed beginning in January 1998, in whole or in part, with premiums ranging from 6.5% in 1998 to zero in 2000 and thereafter. The payment of the 13% Notes is subordinated to the prior payment in full of all senior indebtedness of the Company, as defined (approximately $198,000 at December 31, 1996).

The Company is restricted from paying cash dividends by the terms of its 13% Notes and its revolving credit agreement. The covenants also limit the amounts available for capital expenditures, restrict additional borrowings, and require maintenance of certain financial ratios.

                     BALLY TOTAL FITNESS HOLDING CORPORATION

              (All dollar amounts in thousands, except share data)




Maturities of long-term debt and future minimum payments under capital leases together with the present value of future minimum rentals as of December 31, 1996 are as follows:

                                              Long-term     Capital
                                                debt        leases      Total
                                              ---------     -------    --------
1997                                           $  6,725     $ 2,398    $  9,123
1998                                              6,711       2,420       9,131
1999                                             66,187       1,956      68,143
2000                                             95,414       1,341      96,755
2001                                                743         267       1,010
Thereafter                                      202,332                 202,332
                                               --------     -------    --------
                                                378,112       8,382     386,494
Less amount representing interest                             1,696       1,696
                                               --------     -------    --------
                                               $378,112     $ 6,686    $384,798
                                               ========     =======    ========

The fair value of the Company's long-term debt at December 31, 1996 and 1995 approximates its carrying amount, except for the 13% Notes which had a fair market value (based on quoted market prices) of $190,875 and $161,500 at December 31, 1996 and 1995, respectively. The fair values are not necessarily indicative of the amounts the Company could acquire the debt for in a purchase or redemption.

INCOME TAXES

The income tax provision (benefit) applicable to loss before income taxes and extraordinary item consists of the following:

                                                 1996        1995        1994
                                               --------    --------    --------
Current:
  Federal                                      $ (3,050)   $ 15,600    $(14,703)
  State and other                                (1,725)       (119)        (53)
                                               --------    --------    --------
                                                 (4,775)     15,481     (14,756)
Deferred:
  Federal                                                   (26,937)    (11,015)
  State and other                                 2,075         457         758
                                               --------    --------    --------
                                                  2,075     (26,480)    (10,257)
                                               --------    --------    --------
                                               $ (2,700)   $(10,999)   $(25,013)
                                               ========    ========    ========

                     BALLY TOTAL FITNESS HOLDING CORPORATION

              (All dollar amounts in thousands, except share data)




Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial accounting and income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 1996 and 1995, along with their classification, are as follows:

                                           1996                  1995
                                   --------------------    --------------------
                                    Assets  Liabilities     Assets  Liabilities
                                   -------- -----------    -------- -----------
Installment contract revenues      $           $ 89,847    $           $ 49,813
Expenses which are not currently
  deductible for tax purposes:
     Bad debts                       35,541                  44,565
     Other                           14,982                  12,145
Depreciation and capitalized
  costs                                           2,562                   5,307
Tax loss carryforwards              118,313                  49,817
Other, net                                        3,356                   1,968
                                   --------    --------    --------    --------
                                    168,836    $ 95,765     106,527    $ 57,088
                                               ========                ========
Valuation allowance                 (83,103)                (57,562)
                                   --------               ---------
                                   $ 85,733                $ 48,965
                                   ========                ========

Current                            $ 15,198    $ 41,204    $ 14,743    $ 25,855
Long-term                            70,535      54,561      34,222      31,233
                                   --------    --------    --------    --------
                                   $ 85,733    $ 95,765    $ 48,965    $ 57,088
                                   ========    ========    ========    ========


Upon consummation of the Spin-off, a portion of Entertainment's federal tax loss and Alternative Minimum Tax ("AMT") credit carryforwards were allocated to the Company pursuant to U.S. Treasury Regulations. The amount of carryforwards allocated to the Company may ultimately be different as a result of Internal Revenue Service (the "IRS") adjustments. At December 31, 1996, estimated federal AMT credit and tax loss carryforwards of $2,987 and $243,508, respectively, have been recorded by the Company. The AMT credits can be carried forward indefinitely, while the tax loss carryforwards expire through 2011. In addition, the Company has substantial state tax loss carryforwards which begin to expire in 1997 and fully expire through 2011. For financial accounting purposes, a valuation allowance has been recorded to reduce the deferred tax assets to a level which, more likely than not, will be realized.

                     BALLY TOTAL FITNESS HOLDING CORPORATION

              (All dollar amounts in thousands, except share data)





A reconciliation of the income tax benefit with amounts determined by applying the U.S. statutory tax rate to loss before income taxes and extraordinary item is as follows:

                                                 1996        1995        1994
                                               --------    --------    --------

Benefit at U.S. statutory tax rate (35%)       $(15,365)   $(12,656)   $(26,531)
Add (deduct):
  Operating losses without a current year
    tax benefit                                  12,082
  State income taxes, net of related federal
    income tax effect and valuation allowance       (97)        339         204
  Amortization of cost in excess of acquired
    assets                                        1,411       1,391       1,393
  Prior years' taxes                                 (5)       (336)       (327)
  Other, net                                       (726)        263         248
                                               --------    --------    --------
Income tax benefit                             $ (2,700)   $(10,999)   $(25,013)
                                               ========    ========    ========

In May 1994, the Company, Entertainment and the IRS reached a settlement with respect to certain income tax matters. As the Company adequately provided deferred and current taxes in connection therewith, the settlement did not have an adverse effect on the Company's consolidated financial position or results of operations. For financial accounting purposes, this settlement resulted in a reversal of previously recorded pre-acquisition contingencies totaling $10,331, which was reflected as a reduction of intangible assets. Since Entertainment had agreed to indemnify the Company for a substantial portion of such contingencies, the settlement resulted in a $7,669 reduction of contributed capital.

STOCKHOLDERS' EQUITY

The Series A Junior Participating Preferred Stock, $.10 par value (the "Series A Junior Stock"), if issued, will have a minimum preferential quarterly dividend payment equal to the greater of (i) $1.00 per share and (ii) an amount equal to 100 times the aggregate dividends declared per share of Common Stock during the related quarter. In the event of liquidation, the holders of the shares of Series A Junior Stock will be entitled to a preferential liquidation payment equal to the greater of (a) $100 per share and (b) an amount equal to 100 times the liquidation payment made per share of Common Stock. Each share of Series A Junior Stock will have 100 votes, voting together with the shares of Common Stock. Finally, in the event of any merger, consolidation or other transaction in which shares of Common Stock are exchanged, each share of Series A Junior Stock will be entitled to receive 100 times the amount received per share of Common Stock. These rights are protected by customary antidilution provisions.

The Board of Directors of the Company adopted the Stockholder Rights Plan and issued and distributed a Right for each share of Common Stock distributed to Entertainment stockholders pursuant to the Spin-off. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Stock at a price of $40.00 per one one-hundredth of a share of Series A Junior Stock, subject to adjustment (the "Purchase Price").

The Rights are not exercisable or transferable apart from the Common Stock until the occurrence of one of the following: (i) ten days after the date of public announcement

                     BALLY TOTAL FITNESS HOLDING CORPORATION

              (All dollar amounts in thousands, except share data)




that a person (other than an Exempt Person, as defined below) or group of affiliated or associated persons has acquired, or obtained the right to acquire, beneficial ownership of 10% or more of the Common Stock (an "Acquiring Person"), or (ii) ten days (or such later date as may be determined by action of the Board of Directors of the Company prior to such time as any person or group of affiliated persons becomes an Acquiring Person) after the date of the commencement of a tender offer or exchange offer by a person (other than an Exempt Person) or group of affiliated or associated persons, the consummation of which would result in beneficial ownership by such person or group of 20% or more of the outstanding shares of Common Stock. "Exempt Persons" include the Company, any subsidiary of the Company, employee benefit plans of the Company, directors of the Company on January 5, 1996 who are also officers of the Company, Entertainment and any person holding the warrant to purchase shares of Common Stock initially issued to Entertainment.

In the event that, at any time after a person or group of affiliated or associated persons has become an Acquiring Person, (i) the Company consolidates with or merges with or into any person and is not the surviving corporation,
(ii) any person merges with or into the Company and the Company is the surviving corporation, but the shares of Common Stock are changed or exchanged, or (iii) 50% or more of the Company's assets or earning power are sold, each holder of a Right will thereafter have the right to receive, upon the exercise thereof at the then current exercise price of the Right, that number of shares of Common Stock (or under certain circumstances, an economically equivalent security or securities) of such other person which at the time of such transaction would have a market value of two times the exercise price of the Right. The Rights, which do not have voting privileges, are subject to adjustment to prevent dilution and expire on January 5, 2006. The Company may redeem or exchange all, but not less than all, of the Rights at a price of $.01 per Right, payable in cash or Common Stock, at any time prior to such time as a person or group of affiliated or associated persons becomes an Acquiring Person.

In the event that any person or group of affiliated or associated persons becomes an Acquiring Person, proper provision shall be made so that each holder of a Right, other than Rights that are or were owned beneficially by the Acquiring Person (which, from and after the later of the Rights distribution date and the date of the earliest of any such events, will be void), will thereafter have the right to receive, upon exercise thereof at the then current exercise price of the Right, that number of shares of Common Stock (or, under certain circumstances, an economically equivalent security or securities of the Company) having a market value of two times the exercise price of the Right.

At December 31, 1996, 4,492,805 shares of Common Stock were reserved for future issuance (2,942,805 shares in connection with outstanding warrants and 1,550,000 shares in connection with certain stock plans).

SAVINGS PLANS

The Company sponsors several defined contribution plans that provide retirement benefits for certain full-time employees. Eligible employees may elect to participate by contributing a percentage of their pre-tax earnings to the plans. Employee contributions to the plans, up to certain limits, are matched in various percentages by the Company. The expense related to the plans totaled $974, $557 and $807 in 1996, 1995 and 1994, respectively.

                     BALLY TOTAL FITNESS HOLDING CORPORATION

              (All dollar amounts in thousands, except share data)




STOCK PLANS

In January 1996, the Board of Directors of the Company adopted the 1996 Non-Employee Directors' Stock Option Plan (the "Directors' Plan"). The Directors' Plan provides for the grant of non-qualified stock options to non-employee directors of the Company. Initially, 100,000 shares of Common Stock were reserved for issuance under the Directors' Plan and at December 31, 1996, 80,000 shares of Common Stock were available for future grant under the Directors' Plan. Stock options may not be granted under the Directors' Plan after January 3, 2006.

Pursuant to the Directors' Plan, non-employee directors of the Company are granted an option to purchase 5,000 shares of Common Stock upon the commencement of service on the Board of Directors, with another option to purchase 5,000 shares of Common Stock granted on the second anniversary thereof. Options under the Directors' Plan are generally granted with an exercise price equal to the fair market value of the Common Stock at the date of grant. Option grants under the Directors' Plan become exercisable in three equal annual installments commencing one year from the date of grant and have a 10-year term.

Also in January 1996, the Board of Directors of the Company adopted the 1996 Long-Term Incentive Plan (the "Incentive Plan"). The Incentive Plan provides for the grant of non-qualified stock options, incentive stock options and compensatory restricted stock awards (collectively "Awards") to officers and key employees of the Company. Initially, 2,100,000 shares of Common Stock were reserved for issuance under the Incentive Plan and at December 31, 1996, 125,340 shares of Common Stock were available for future grant under the Incentive Plan. Awards may not be granted under the Incentive Plan after January 3, 2006.

Pursuant to the Incentive Plan, non-qualified stock options are generally granted with an exercise price equal to the fair market value of the Common Stock at the date of grant. Incentive stock options must be granted at not less than the fair market value of the Common Stock at the date of grant. Option grants become exercisable at the discretion of the Compensation Committee of the Board of Directors (the "Compensation Committee"). Option grants in 1996 under the Incentive Plan have a 10-year term and are exercisable in four equal annual installments commencing one year from the date of grant except, if at any time on or before the third anniversary of the date of grant the fair market value of the Common Stock reaches a targeted stock price, vesting of such options is accelerated so that they become exercisable in three equal annual installments commencing one year from the date of grant.

A summary of 1996 stock option activity under the Directors' Plan and Incentive Plan is as follows:

                                          Number       Weighted-
                                        of shares       average       Range of
                                       represented     exercise       exercise
                                       by options        price         prices
                                       -----------    ----------    ------------

Granted                                  1,594,580        $4.23     $4.125-5.125
Forfeited                                 (249,920)        4.125     4.125
                                       -----------
Outstanding at December 31, 1996,
  none of which were exercisable         1,344,660         4.25      4.125-5.125
                                       ===========

                     BALLY TOTAL FITNESS HOLDING CORPORATION

              (All dollar amounts in thousands, except share data)




The Company has elected to follow Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and related Interpretations in accounting for its stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation" requires use of option valuation models that were not developed for use in valuing stock options. Under APB No. 25, because the exercise price of the Company's stock options equals the market price of the Common Stock on the date of grant, no compensation expense is recognized.

SFAS No. 123 requires pro forma net loss and loss per share information be provided as if the Company had accounted for stock options under the fair value method prescribed by SFAS No. 123, which for 1996 is $36,335 and $2.98, respectively. The fair value for stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996: risk-free interest rate of 6.22%; no dividend yield; volatility factor of the expected market price of the Common Stock of 0.413; and a weighted-average expected life of the options of five years. The effects of applying SFAS No. 123 for pro forma disclosure purposes are not likely to be representative of the effects on results of operations for future years because, for example, options vest over several years and additional awards may be made in future years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

Pursuant to the Incentive Plan, restricted stock awards are rights granted to an employee to receive shares of stock without payment but subject to forfeiture and other restrictions as set forth in the Incentive Plan. Generally, the restricted stock awarded, and the right to vote such stock or to receive dividends thereon, may not be sold, exchanged or otherwise disposed of during the restricted period. Except as otherwise determined by the Compensation Committee, the restrictions and risks of forfeiture will lapse in three equal annual installments commencing one year after the date of grant.

In 1996, the Compensation Committee awarded 650,000 shares of restricted Common Stock to certain executive officers of the Company. Restrictions on these shares generally lapse based upon the market price of the Common Stock reaching certain targeted stock prices unless less than half of such shares awarded vest within two years after the date of grant, at which time a number of shares will vest so that the total number of vested shares equals 50% of the original grants. In addition, a recipient of these restricted stock awards will receive a cash payment from the Company upon the lapse of restrictions in an amount sufficient to insure that the recipient will receive the Common Stock net of all taxes imposed upon the recipient because of the receipt of such Common Stock and cash payment. Restrictions applicable to 433,355 of these shares generally lapsed upon reaching certain targeted stock prices in 1996 and, accordingly, the fair value of these shares ($2,345) was amortized to expense in connection therewith.

Prior to the Spin-off, certain officers and key employees of the Company participated in the 1989 Incentive Plan of Entertainment (the "1989 Plan"), pursuant to which Entertainment granted these individuals options (generally becoming exercisable in

                     BALLY TOTAL FITNESS HOLDING CORPORATION

              (All dollar amounts in thousands, except share data)




three equal annual installments commencing one year after the date of grant) to purchase Entertainment common stock at a price equal to the fair market value of the stock at the date of grant. Pursuant to the 1989 Plan, following the Spin-off, these officers and key employees no longer affiliated with Entertainment could no longer participate in this plan. As a result, their unexercisable options were cancelled on January 9, 1996, and their vested options terminated 90 days thereafter to the extent not exercised prior thereto.

COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company leases various fitness center facilities, office facilities, and equipment under operating leases expiring in periods ranging from one to twenty-five years excluding optional renewal periods. Certain of the leases contain contingent rental provisions generally related to cost of living criteria or revenues of the respective fitness centers. Rent expense under operating leases was $86,717, $85,857 and $83,288 for 1996, 1995 and 1994,
respectively.

Minimum future rent payments under long-term noncancellable operating leases in effect as of December 31, 1996, exclusive of taxes, insurance, other expenses payable directly by the Company and contingent rent, are $82,441, $82,638, $81,295, $75,248 and $70,036 for 1997 through 2001, respectively, and $447,357 thereafter.

Included in the amounts above are leases with real estate partnerships in which certain of the Company's current or former executive officers have ownership interests. Rent expense under these leases was $2,002, $1,991 and $1,953 for 1996, 1995 and 1994, respectively. In addition, these leases require minimum rent payments of $1,954 for 1997.

LITIGATION

A class action entitled Jackson v. Health & Tennis Corporation of America was filed in the state district court in Bexar County, Texas on May 8, 1995. The complaint alleges that the defendant, a subsidiary of the Company, charged excessive amounts on its financed memberships in violation of the Texas Credit Code and the Texas Deceptive Trade Practices--Consumer Protection Act. The relief sought is damages equal to the alleged overpayments and statutory remedies. The Company is vigorously defending this action and appealing the certification of the class. The outcome of this litigation is not currently determinable and, consequently, the Company cannot predict whether it will have a material adverse effect on the Company's financial condition or results of operations in any future period.

The Company is involved in various other claims and lawsuits incidental to its business, including claims arising from accidents at its fitness centers. In the opinion of management, the Company is adequately insured against such claims and lawsuits, and any ultimate liability arising out of such claims and lawsuits will not have a material adverse effect on the financial condition or results of operations of the Company.

TRANSACTIONS WITH ENTERTAINMENT

In connection with the Spin-off, the Company issued Entertainment a warrant (the "Warrant") entitling Entertainment to acquire 2,942,805 shares of Common Stock at an exercise price of $5.26 per share (equal to 110% of the average daily closing price of the Common Stock for the twenty consecutive trading days beginning on the first trading

                     BALLY TOTAL FITNESS HOLDING CORPORATION

              (All dollar amounts in thousands, except share data)




day after the Distribution Date). At the time of the Merger, Entertainment sold the Warrant to two directors and executive officers of the Company. The Warrants are exercisable until December 31, 2005.

In January 1996, the Company and Entertainment entered into a Trademark License Agreement pursuant to which Entertainment (Hilton after the Merger) licenses the use of the name "Bally" and certain trademarks, trade names and servicemarks to the Company in connection with its fitness center business. The license is for a period of ten years, subject to termination in certain circumstances. The Company paid no royalty or license fee for the first year and pays a fee of $1,000 per year thereafter. Following the initial ten-year term, the Company has an option to renew the license for an additional five-year period at a rate equal to the greater of the then market rate or $1,000 per year.

In connection with the Spin-off, Entertainment purchased a fitness center from the Company for $6,200. The Company and Entertainment entered into a management agreement pursuant to which the Company provides certain administrative services to Entertainment in connection with the operation of this fitness center, including membership contract processing, membership card issuance, collections, processing cash receipts and renewal solicitation. Entertainment pays the Company a management fee equal to 4% of membership revenues and 2% of total revenues of this fitness center for these services, which was $279 for 1996. In addition, Entertainment purchased from the Company all of the shares of capital stock and warrants to purchase shares of capital stock of Holmes Place PLC owned by the Company, as well as a note receivable from Holmes Place PLC held by the Company, for $1,800.

In January 1996, the Company and Entertainment entered into a Transitional Services Agreement pursuant to which Entertainment provided the Company certain services for a period of one year following the Spin-off. The services provided to the Company by Entertainment included services relating to insurance, tax matters, accounting and other financial services and the administration of employee benefit programs. The Company provided payroll services to Entertainment during this period. The net amount charged to the Company by Entertainment in 1996 pursuant to the Transitional Services Agreement was $2,344, based on the costs incurred for such services. Prior to the Spin-off, the Company and Entertainment reimbursed each other for the proportionate share of costs (salaries, benefits, rent, etc.) related to employees performing functions on behalf of both companies, based on estimates of time spent on behalf of each company. The net amount charged to (by) Entertainment in 1995 and 1994 was $(3,045) and $1,510, respectively. The costs charged to (by) Entertainment varied in amount from year to year primarily due to changes in the time devoted to each company by personnel based on events at both companies. Management believes that the method used to allocate these costs was reasonable. In addition, certain of the Company's insurance coverage was obtained by Entertainment pursuant to corporate-wide programs and Entertainment charged the Company its proportionate share of the respective insurance premiums, which totalled $4,625, $5,668 and $7,176 for 1996, 1995 and 1994, respectively.

Pursuant to the Transitional Services Agreement, the Company indemnified Entertainment against (i) debts and liabilities of the Company and (ii) liabilities relating to litigation currently pending or claims, controversies or other causes of action relating to the Company's business arising through the Distribution Date. The Transitional Services Agreement also provided for the payment by the Company of $15,200 due Entertainment under the prior tax sharing agreement (plus interest at 10% per annum from the Distribution Date). At the time of the Merger, the $15,200 of indebtedness was forgiven, which the Company reflected as an extraordinary gain. The Company also paid interest, calculated primarily at a prime rate, on advances from Entertainment.

                     BALLY TOTAL FITNESS HOLDING CORPORATION

              (All dollar amounts in thousands, except share data)




Interest paid to Entertainment was $1,551, $430 and $720 for 1996, 1995 and 1994, respectively.

PRO FORMA INFORMATION (UNAUDITED)

The historical net loss for the years ended December 31, 1995 and 1994 reflected a federal income tax benefit arising from the Company's prior tax sharing agreement with Entertainment of $11,337 and $25,718, respectively. Pro forma net loss and related per share amounts have been presented on the consolidated statement of operations giving effect to (i) adjustments made to reflect the income tax provision/benefit as if the Company had filed its own separate consolidated income tax return for each year and (ii) the distribution of 11,845,161 shares of Common Stock to Entertainment stockholders as if such distribution had taken place as of the beginning of each year.

                     BALLY TOTAL FITNESS HOLDING CORPORATION

                               SUPPLEMENTARY DATA

            QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)
               (All dollar amounts in millions, except share data)



                                                 Quarters Ended
                         -------------------------------------------------------------
                             March 31,       June 30,     September 30,   December 31,
                          -------------   -------------   -------------  -------------
                           1996   1995    1996    1995    1996    1995    1996   1995
                          ------ ------  ------  ------  ------  ------  ------ ------

Net revenues              $171.1 $176.5  $158.6  $162.7  $158.8  $169.8  $137.2 $152.7

Operating income (loss)      9.6   10.2     5.2     2.1     5.3     1.9   (16.3)  (6.6)

Income (loss) before
  extraordinary item
  (pro forma for 1995)      (2.5)   0.2    (7.0)   (8.7)   (6.8)   (9.5)  (25.0) (18.5)

Extraordinary gain on
  extinguishment of debt                                                    5.7

Net income (loss)
  (pro forma for 1995)      (2.5)   0.2    (7.0)   (8.7)   (6.8)   (9.5)  (19.3) (18.5)

Per common share
  (pro forma for 1995):
    Income (loss) before
      extraordinary item   $(.20)  $.01   $(.57)  $(.73)  $(.56)  $(.81) $(2.05)$(1.56)
    Extraordinary gain
      on extinguishment
      of debt                                                               .46
    Net income (loss)       (.20)   .01    (.57)   (.73)   (.56)   (.81)  (1.59) (1.56)

-------------


1.   The Company's operations are subject to seasonal factors.

2. The Company was a wholly owned subsidiary of Entertainment until January 9, 1996, the date 11,845,161 shares of Common Stock were distributed by Entertainment in the Spin-off. For financial accounting purposes, the Company has reflected the effect of the Spin-off as of December 31, 1995.

3. Pro forma net loss and related per share amounts for each of the 1995 quarters were calculated giving effect to (i) adjustments made to reflect the income tax provision/benefit as if the Company had filed its own separate consolidated income tax return for each quarter and (ii) the distribution of 11,845,161 shares of Common Stock to Entertainment stockholders as if such distribution had taken place as of the beginning of each quarter.

4. The extraordinary gain on extinguishment of debt for the quarter ended December 31, 1996 consists of (i) a gain (net of taxes) of $9.9 million ($.81 per share) resulting from indebtedness owed Entertainment which was forgiven as part of the December 1996 merger of Entertainment with and into Hilton Hotels Corporation and (ii) a charge (net of taxes) of $4.2 million ($.35 per share) resulting from the December 1996 refinancing of the Company's securitization facility.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Item 9 is inapplicable.


PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

Pursuant to the Restated Certificate of Incorporation of the Company (the "Company Certificate") and the Amended and Restated By-Laws of the Company (the "Company Bylaws"), the Board of Directors of the Company (the "Board") shall consist of not less than three and not more than seventeen individuals divided into three classes, with each director serving a three-year term (after the initial term). Set forth below is certain information as to persons who currently serve as directors and executive officers of the Company. The directors of Class I hold office until the first annual meeting of stockholders, currently scheduled for September 1997, the directors of Class II hold office until the annual meeting of stockholders in 1998 and the directors of Class III hold office until the annual meeting of stockholders in 1999. Thereafter, stockholders will elect the directors of each class at the appropriate succeeding annual meeting of stockholders.

DIRECTORS OF THE REGISTRANT

CLASS III

Arthur M. Goldberg has been a director of the Company since 1990, has served as Chairman of the Board of Directors of the Company since September 1995, and was the Company's Chief Executive Officer from September 1995 until October 1996. Mr. Goldberg also serves as Executive Vice President, President - Gaming Division and a director of Hilton, and he was Chairman of the Board of Directors and Chief Executive Officer of Entertainment between October 1990 and December 1996, and President of Entertainment between January 1993 and December 1996. Mr. Goldberg has been Chairman of the Board of Directors of Bally's Grand, Inc. since August 1992 and has been its Chief Executive Officer since September 1992. In addition, Mr. Goldberg has been Chairman of the Board of Directors, President and Chief Executive Officer of Di Giorgio Corporation and a director of White Rose Foods, Inc. (food distributors) since February 1990. Mr. Goldberg is also a director of First Union Corporation (a financial services company) and Managing Partner of Arveron Investments L.P. (an investment partnership). Mr. Goldberg is 55 years of age.

J. Kenneth Looloian was elected a director of the Company in December 1995. Mr. Looloian is an Executive Vice President of Di Giorgio Corporation, a former partner in Arveron Investments L.P. and a former Executive Vice President of International Controls Corporation. Mr. Looloian is also a director of Bally's Grand, Inc. Mr. Looloian is 74 years of age.

CLASS II

Lee S. Hillman has been a director of the Company since September 1992 and was elected President and Chief Executive Officer of the Company in October 1996. Additionally, Mr. Hillman was Treasurer of the Company from April 1991 to October 1996, Executive Vice President of the Company from September 1995 to October 1996, Senior Vice President of the Company from April 1991 to September 1995 and Chief Financial Officer of the Company from April 1991 to May 1994. Mr. Hillman was Vice President, Chief Financial Officer and Treasurer of Entertainment between November 1991 and December 1996 and Executive Vice President of Entertainment between August 1992 and December 1996. Mr. Hillman also served as Vice President-Administration of Bally's Grand, Inc. from August 1993 through February 1997. From October 1989 to April 1991, Mr. Hillman was a partner with the accounting firm of Ernst & Young LLP. Mr. Hillman is 41 years of age.

James F. Mc Anally, M.D. was elected a director of the Company in December 1995. Dr. Mc Anally is a private practitioner who specializes in hypertension and kidney disease. He has been in private practice since 1980. Dr. Mc Anally has been the Medical Director of Nephrology Services at Elizabeth General Medical Center in Elizabeth, New Jersey since 1984. Dr. Mc Anally has also been Chief of Nephrology at St. Elizabeth's Hospital in Elizabeth, New Jersey since 1981. Dr. Mc Anally is 47 years of age.

CLASS I

Aubrey C. Lewis was elected a director of the Company in December 1995. Mr. Lewis has been a Vice President of Woolworth Corporation (a global retailer) since 1967. Mr. Lewis also serves on the Boards of Directors of the United States Naval Academy Foundation, the University of Notre Dame, the Port Authority of New York and New Jersey, the New Jersey State Chamber of Commerce and the Y.M.C.A. of Chinatown in New York City. Mr. Lewis is 62 years of age.

Liza M. Walsh was elected a director of the Company in December 1995. Ms. Walsh has been an attorney at the law firm of Connell, Foley & Geiser since 1986 and has been a member of the firm since 1992. Ms. Walsh has also served as an Arbitrator for the United States District Court for the District of New Jersey since 1990. Ms. Walsh is 38 years of age.

COMPENSATION OF DIRECTORS

Members of the Board who are also employees of the Company will not receive any additional compensation for service on the Board or any committees of the Board. Members of the Board who are not employees of the Company will receive an annual retainer of $22,500 plus a $1,000 stipend for each Board meeting attended. Non-employee directors will receive additional stipends for service on committees of the Board of $500 per year for committee members and $1,000 per year for committee chairmen.

EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to Lee S. Hillman, an executive officer who is also a director of the Company, is set forth above. Certain information with respect to other executive officers is as follows.

John W. Dwyer was elected Vice President and Chief Financial Officer of the Company in May 1994, a Senior Vice President of the Company in September 1995 and Treasurer of the Company in October 1996. Mr. Dwyer was Corporate Controller of Entertainment between June 1992 and December 1996 and a Vice President of Entertainment between December 1992 and December 1996. From October 1986 to June 1992, Mr. Dwyer was a partner with the accounting firm of Ernst & Young LLP. Mr. Dwyer is 44 years of age.

Cary A. Gaan was elected Senior Vice President and General Counsel of the Company in January 1991 and Secretary of the Company in April 1996. Mr. Gaan served as a Vice President of the Company from 1987 to 1991. Mr. Gaan is 51 years of age.

Harold Morgan has been employed by the Company since August 1991 and he was elected a Vice President of the Company in January 1992 and Senior Vice President, Human Resources of the Company in September 1995. Mr. Morgan was Vice President, Human Resources of Entertainment between December 1992 and December 1996. From 1985 until August 1991, Mr. Morgan was Director of Employee and Labor Relations of the Hyatt Corporation. Mr. Morgan is 40 years of age.

David M. Tolmie was elected Vice President of Planning and Development of the Company in January 1995, Senior Vice President, Operations of the Company in September 1995 and Senior Vice President, New Business Development of the Company in October 1996. Mr. Tolmie rejoined the Company after having served as President of Foundation Properties, Inc. (a real estate development, property management and sales company) from 1990 to 1994. Between 1985 and 1990, Mr. Tolmie worked for a subsidiary of the Company. Mr. Tolmie is 41 years of age.

John H. Wildman, Jr. was elected Senior Vice President, Sales and Marketing of the Company in November 1996 and Vice President, Sales and Marketing of the Company in September 1995. For approximately four years prior thereto, Mr. Wildman was a Senior Area Director of the Company. Mr. Wildman is 37 years of age.

Julie Adams was elected Vice President and Controller of the Company in January 1994 and was Controller of the Company from December 1992 to January 1994. Ms. Adams was Director of Financial Reporting of the Company from August 1985 to December 1992. Ms. Adams is 51 years of age.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth, for each of the years indicated, the compensation paid by the Company to its Chief Executive Officers who served during 1996, the four other most highly compensated executive officers of the Company as of December 31, 1996, and its former President and Chief Operating Officer (collectively, the "Named Executive Officers"). During these years, the Named Executive Officers were compensated in accordance with the plans and policies of the Company. All reference to securities in the following table relate to awards of options to purchase Common Stock.

                           SUMMARY COMPENSATION TABLE

                                                                             Long-Term Compensation
                                            Annual Compensation                      Awards
                                    ------------------------------------   --------------------------
                                                            Other Annual   Restricted     Securities     All Other
                                                            Compensation   Stock Awards   Underlying    Compensation
Name and Principal Position   Year  Salary ($)  Bonus ($)     ($)  (1)       ($)  (2)     Options (#)        ($)
---------------------------   ----  ----------  ---------   ------------   ------------   -----------   -----------

Arthur M. Goldberg (3)        1996     22,500        -           -            962,500           -           -
   Chairman of the Board      1995        -          -           -                -             -           -
   of Directors               1994        -          -           -                -             -           -

Lee S. Hillman (4)            1996     34,000        -           -            721,875       150,000         -
   President and Chief        1995        -          -           -                -             -           -
   Executive Officer          1994        -          -           -                -             -           -

John W. Dwyer (5)             1996    170,600        -           -            288,750        35,000         -
   Senior Vice President,     1995        -          -           -                -             -           -
   Chief Financial Officer    1994        -          -           -                -             -           -
   and Treasurer

Cary A. Gaan                  1996    225,000     40,000         -            288,750        35,000      12,091(6)
   Senior Vice President,     1995    225,000     70,000         -                -             -        40,263
   Secretary and General      1994    225,000     93,000         -                -             -         8,788
   Counsel

David M. Tolmie               1996    224,400     40,000         -            288,750        35,000       1,000(7)
   Senior Vice President,     1995    186,800     70,000     122,880(8)           -             -           -
   New Business Development   1994        -          -           -                -             -           -

John H. Wildman, Jr.          1996    200,000     40,000         -            288,750        45,000         -
   Senior Vice President,     1995    175,000     70,400         -                -             -           -
   Sales and Marketing        1994    175,000     98,000         -                -             -           -

Michael G. Lucci, Sr. (9)     1996    394,200        -        56,714(10)      721,875       150,000     836,539(11)
   Former President and       1995    500,000        -        95,558              -             -        57,811
   Chief Operating Officer    1994    500,000        -           -                -             -        17,308

-------------

(1) Certain incidental personal benefits to executive officers of the Company may result from expenses incurred by the Company in the interest of attracting and retaining qualified personnel. These incidental personal benefits made available to the Named Executive Officers during 1996 are not described herein because the incremental cost to the Company of such benefits is below the Securities and Exchange Commission (the "Commission") disclosure threshold.

(2) Such value was determined by the closing price of the Common Stock at the date of grant. Restrictions generally lapse based upon the market price of the Common Stock reaching certain targeted stock prices unless less than half of such shares awarded vest within two years after the date of grant, at which time a number of shares will vest so that the total number of vested shares equals 50% of the original grants. In addition, a recipient of these restricted stock awards will receive a cash payment from the Company upon the lapse of restrictions in an amount sufficient to insure that the recipient will receive the Common Stock net of all taxes imposed upon the recipient because of the receipt of such Common Stock and cash payment. The number of shares of restricted stock awards held by Messrs. Goldberg, Hillman, Dwyer, Gaan, Tolmie and Wildman as of December 31, 1996 was 200,000, 150,000, 60,000, 60,000, 60,000 and 60,000, respectively, and the value of such restricted stock awards as determined by the closing price of the Common Stock as of December 31, 1996 was $1,587,500, $1,190,625, $476,250, $476,250, $476,250 and $476,250, respectively.

(3) Mr. Goldberg also served as Chief Executive Officer of the Company through October 7, 1996. For serving in such capacities, Mr. Goldberg received an annual base salary of $22,500 pursuant to his employment agreement with the Company. In addition, Mr. Goldberg served as Chairman of the Board of Directors, President and Chief Executive Officer of Entertainment until December 18, 1996, when Entertainment merged with and into Hilton. For serving in such capacities, Mr. Goldberg received compensation from Entertainment and was awarded non-qualified options to purchase shares of Entertainment common stock during 1996, 1995 and 1994. The compensation paid to Mr. Goldberg by Entertainment for the years covered was for services rendered to Entertainment and all of its subsidiaries.

(4) Mr. Hillman served as Executive Vice President and Treasurer of the Company through October 7, 1996, when he became President and Chief Executive Officer of the Company. For serving in such capacities, Mr. Hillman received (i) an annual base salary of $22,500 through December 18, 1996 pursuant to his former employment agreement with the Company and (ii) an annual base salary of $375,000 from December 19, 1996 pursuant to his current employment arrangement with the Company. In addition, Mr. Hillman served as Executive Vice President, Chief Financial Officer and Treasurer of Entertainment until December 18, 1996. For serving in such capacities, Mr. Hillman received compensation from Entertainment and was awarded non-qualified options to purchase shares of Entertainment common stock during 1996, 1995 and 1994. The compensation paid to Mr. Hillman by Entertainment for the years covered was for services rendered to Entertainment and all of its subsidiaries.

(5) Mr. Dwyer also served as Vice President and Corporate Controller of Entertainment until December 18, 1996. For serving in such capacities, Mr. Dwyer received compensation from Entertainment and was awarded non-qualified options to purchase shares of Entertainment common stock during 1996, 1995 and 1994. Pursuant to the Transitional Services Agreement with Entertainment, 75% of Mr. Dwyer's salary was allocated to the Company through December 18, 1996, at which time the Company began paying all of Mr. Dwyer's salary.

(6) Represents amounts matched by the Company in connection with Mr. Gaan's participation in the Company's savings plans.

(7) Represents amount matched by the Company in connection with Mr. Tolmie's participation in one of the Company's savings plans.

(8) Represents amounts paid by the Company in connection with Mr. Tolmie's relocation.

(9) Mr. Lucci served as President and Chief Operating Officer of the Company through October 7, 1996, when he resigned as an officer and employee of the Company. At that time, Mr. Lucci's restricted stock awards and options were forfeited.

(10) This total represents (i) $45,176 paid by the Company with respect to Mr. Lucci's accommodations in Chicago and (ii) other perquisites totaling $11,538.

(11) This total represents (i) $67,308 for salary continuation after Mr. Lucci's October 7, 1996 resignation and (ii) $769,231 to be paid pursuant to a Severance Agreement and Complete Release dated January 14, 1997 between Mr. Lucci and the Company.


EMPLOYMENT AGREEMENTS

Mr. Goldberg and the Company entered into an employment agreement effective as of January 9, 1996. The employment agreement provides for a term of three years as well as an annual base salary of $22,500 and a bonus payable at the discretion of the Company. Mr. Goldberg will also be entitled to receive a bonus in an amount to be determined by the Company if certain extraordinary events occur, such as a public offering of securities of the Company, a sale of all or substantially all of the assets of the Company or a merger which reflects a value for the Company in excess of the value reflected in trading of the Common Stock during the first month following the Distribution Date. Pursuant to the employment agreement, Mr. Goldberg was granted 200,000 shares of restricted stock, which shares will vest generally as follows: 33 1/3% of such shares will vest when the closing price of the Common Stock reaches 125% of the average daily closing price of the Common Stock for the twenty consecutive trading days beginning on the first trading day after the Distribution Date, calculated to the nearest cent, as determined by the Company (the "Benchmark Price"); 33 1/3% (a total of 66 2/3%) of such shares will vest when the price of the Common Stock reaches 150% of the Benchmark Price; and 33 1/3% (a total of 100%) of such shares will vest when the price of the Common Stock reaches 200% of the Benchmark Price. In the event that less than half of such shares vest within two years after the date of grant, then after such period, such number of shares will vest so that the total number of vested shares equals 50% of the original grant. The employment agreement provides that the Company will also make an excise tax cash gross-up payment to Mr. Goldberg to the extent that any acceleration of the vesting of the restricted stock upon a "change in control" of the Company would constitute an "excess parachute payment" under the Internal Revenue Code of 1986, as amended (the "Code"). The employment agreement provides that Mr. Goldberg will devote approximately 10% of regular working hours to the Company.

Mr. Hillman and the Company reached an agreement with respect to his employment effective as of October 7, 1996. The agreement is for a term through December 31, 1999 and provides for a base salary of $375,000 (effective December 19, 1996), participation in any Company bonus plan and a bonus payable at the discretion of the Company. In the event a change of control of the Company occurs and Mr. Hillman is asked to leave the employ of the Company or, absent cause, Mr. Hillman elects to terminate his employment because he has been constructively terminated, Mr. Hillman will be entitled to receive a lump sum payment equal to his base salary for 36 months and two times the average of bonuses, if any, paid to Mr. Hillman by the Company for the three prior years. If a change of control of the Company occurred on March 20, 1997 and Mr. Hillman were asked to leave the employ of the Company or, absent cause, constructively terminated, he would be entitled to a payment of approximately $1,125,000 under his employment agreement. Additionally, if a change of control occurred on March 20, 1997, Mr. Hillman could elect, at his option, to terminate his employment agreement and receive a lump sum of six months salary or $187,500.

Mr. Dwyer, the Company and Entertainment entered into an employment agreement effective as of January 1, 1996 for an initial term of three years after which the agreement will continue from year to year unless terminated by any party in his or its sole discretion on 90 days notice given prior to the expiration of the term. The agreement provides for an annual base salary of $225,000 and a bonus payable at the discretion of the Company and Entertainment.

Mr. Gaan and the Company entered into an employment agreement effective as of March 20, 1997 for an initial term of three years after which the agreement will continue from year to year unless terminated by either party in its discretion on six months' notice given prior to the expiration of the term. The agreement provides for a base salary of $225,000 per year and a bonus payable at the discretion of the Company. In the event of a change in control of the Company and Mr. Gaan were asked to leave the Company or, absent cause, Mr. Gaan elects to terminate his employment because he has been constructively terminated, Mr. Gaan will be paid a lump sum equal to 24 months base salary or an amount equal to his base salary for the balance of the three-year term, whichever is greater, and the greater of the average of the bonuses, if any, paid by the Company to Mr. Gaan for the three prior years and the bonus, if any, for the prior year. In the event a change of control occurred on March 20, 1997 and Mr. Gaan were asked to leave the employ of the Company, Mr. Gaan would be entitled to $742,700.

Mr. Tolmie and the Company entered into a letter agreement dated as of December 28, 1994 which may be terminated by either party. The agreement provided for an initial annual base salary of $195,000 and a bonus payable at the discretion of the Company, which during 1995 and 1996 could not be less than $39,000 per year. If Mr. Tolmie is terminated without cause during his first three years of employment, he will be paid a lump sum equal to 18 months salary plus a bonus based on the bonus for the prior year (amounting to $377,500 if Mr. Tolmie were terminated on March 20, 1997).

Mr. Wildman and the Company entered into an employment agreement effective as of October 7, 1996 for an initial term of two years after which the agreement will continue from year to year unless terminated by either party in his or its sole discretion on 60 days notice given prior to the expiration of the term. The agreement provides for an annual base salary of $200,000 and a bonus payable at the discretion of the Company, which shall not be less than $40,000. In the event of a change in control of the Company and the successor in control, without cause, terminates the agreement, Mr. Wildman will be paid a lump sum equal to 12 months base salary or an amount equal to his base salary for the balance of the two-year term, whichever is greater, and the greater of the average of the bonuses, if any, paid by the Company to Mr. Wildman for the two prior years and the bonus, if any, for the prior year. For purposes of the agreement, if Mr. Wildman is constructively terminated by the successor in control, the successor in control shall be deemed to have terminated Mr. Wildman without cause. In the event a change of control occurred on March 20, 1997 and Mr. Wildman were asked to leave the employ of the Company, Mr. Wildman would be entitled to $365,300.

Mr. Lucci's employment with the Company terminated effective October 7, 1996 and in connection therewith, Mr. Lucci and the Company entered into a Severance Agreement and Complete Release dated January 14, 1997 (the "Severance Agreement"). Pursuant to the terms of the Severance Agreement, Mr. Lucci is entitled to $750,000, less applicable tax withholdings, to be paid out in 18 monthly installments commencing January 21, 1997. In addition, Mr. Lucci received a payment of $19,231, less applicable tax withholdings. The Severance Agreement also entitles Mr. Lucci to continued use of the office that he currently uses in the Company's Southfield, Michigan facility and use of the services of his secretary through April 14, 1997, subject to certain conditions as set forth in the Severance Agreement.

STOCK OPTION GRANTS

The following table sets forth information regarding options to purchase Common Stock granted to the Named Executive Officers during 1996.


                    OPTION/SAR(1) GRANTS IN LAST FISCAL YEAR

                                        Individual Grants
                         ---------------------------------------------------    Potential Realizable
                                        Percent of                                Value at Assumed
                          Number of       Total                                Annual Rates of Stock
                         Securities      Options                               Price Appreciation for
                         Underlying     Granted to     Exercise                   Option Term (2)
                          Options       Employees In    Price     Expiration   ----------------------
      Name               Granted (#)    Fiscal Year     ($/Sh)       Date       5% ($)      10% ($)
      ----               ------------   ------------   --------   ----------   ---------    ---------

Arthur M. Goldberg             -            -              -        -                -            -
Lee S. Hillman             150,000          9.4          5.125     11/19/06      483,463    1,225,190
John W. Dwyer               35,000(3)       2.2          4.125      2/28/06       90,797      230,097
Cary A. Gaan                35,000(3)       2.2          4.125      2/28/06       90,797      230,097
David M. Tolmie             35,000(3)       2.2          4.125      2/28/06       90,797      230,097
John H. Wildman, Jr.        45,000(3)       2.8          4.125      2/28/06      116,739      295,838
Michael G. Lucci, Sr.(4)   150,000          9.4          4.125      2/28/06      389,129      986,128

-----------

(1)  There have been no SARs granted by the Company to date.

(2) The potential realizable values represent future opportunity and have not been reduced to present value in 1996 dollars. The dollar amounts included in these columns are the result of calculations at assumed rates set by the Commission for illustration purposes. These rates are not intended to be a forecast of the Common Stock price and are not necessarily indicative of the values that may be realized by the Named Executive Officer. The potential realizable values are based on arbitrarily assumed annualized rates of stock price appreciation of 5% and 10% over the full ten-year term of the options. For example, in order for the individual named above who received options with an exercise price of $5.125 per share to realize the potential values set forth in the 5% and 10% columns in the table above, the price per share of the Common Stock would have to be approximately $8.35 and $13.29, respectively.

(3) As a result of the price of the Common Stock reaching a prescribed level (200% of the exercise price) in December 1996, vesting of these options has been accelerated so that one-third of the options granted may be exercised on the first anniversary of the date of grant, two-thirds after two years from the date of grant and 100% after three years from the date of grant. Each grant was made on the date which is ten years prior to the date of expiration set forth in the table.

(4) Mr. Lucci's employment with the Company terminated on October 7, 1996, at which time his options were forfeited.

STOCK OPTIONS AND SAR EXERCISES

The following table sets forth information concerning exercises of stock options during 1996 by each of the Named Executive Officers and their stock options outstanding as of December 31, 1996.


            AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                      FISCAL YEAR-END OPTION/SAR VALUES (1)

                                                        Number of
                                                        Securities        Value of
                                                        Underlying       Unexercised
                                                        Unexercised      In-the-Money
                                                        Options           Options
                                                        at Fiscal         at Fiscal
                                                        Year-end(#)     Year-end($) (2)
                          Shares                     ----------------   ---------------
                        Acquired on       Value      Exercisable(E)/    Exercisable(E)/
      Name              Exercise (#)   Realized($)   Unexercisable(U)   Unexercisable(U)
      ----              ------------   -----------   ----------------   ----------------

Arthur M. Goldberg            -              -                -  (E)            -   (E)
                                                              -  (U)            -   (U)

Lee S. Hillman                -              -                0  (E)            0   (E)
                                                        150,000  (U)      421,875   (U)

John W. Dwyer                 -              -                0  (E)            0   (E)
                                                         35,000  (U)      133,438   (U)

Cary A. Gaan                  -              -                0  (E)            0   (E)
                                                         35,000  (U)      133,438   (U)

David M. Tolmie               -              -                0  (E)            0   (E)
                                                         35,000  (U)      133,438   (U)

John H. Wildman, Jr.          -              -                0  (E)            0   (E)
                                                         45,000  (U)      171,563   (U)

Michael G. Lucci, Sr.         -              -                -  (E)            -   (E)
                                                              -  (U)            -   (U)
-------------

(1)  There have been no SARs granted by the Company to date.

(2) Value is based on the closing price of a share of Common Stock as of December 31, 1996 ($7.9375) minus the exercise price.


BENEFIT PLANS

The Company's 1996 Long-Term Incentive Plan. The Company's 1996 Long-Term Incentive Plan (the "Incentive Plan") is intended to encourage ownership of Common Stock by officers and other key employees of the Company, to encourage their continued employment with the Company and to provide them with additional incentives to promote the success of the Company.

The Incentive Plan authorizes the grant to officers and key employees of awards ("Awards") consisting of "incentive stock options," as that term is defined under the provisions of Section 422 of the Code, non-qualified stock options and restricted stock awards. There were originally 2,100,000 shares of Common Stock available for granting Awards under the Incentive Plan. The Compensation Committee will administer the Incentive Plan and will have sole discretion to determine those employees to whom Awards will be granted, the number of Awards granted, the provisions applicable to each Award and the time periods during which Awards may be exercisable; provided, however, that no employee may receive options, and/or restricted stock subject to performance-based vesting, to acquire more than 500,000 shares of Common Stock during any given year.

The Compensation Committee may grant incentive stock options, non-qualified stock options, or a combination of the two. The exercise price of each incentive stock option may not be less than the fair market value of the Common Stock at the date of grant. Under the Incentive Plan, fair market value is generally the closing price of the Common Stock on NASDAQ on the last business day prior to the date on which the value is to be determined; provided, however, with respect to options or restricted stock awards granted on or before the Distribution Date, fair market value means the average of the daily Closing Price of the Common Stock for the twenty consecutive trading days beginning on the first trading day after the Distribution Date, calculated to the nearest cent, as determined by the Company. Unless the Compensation Committee determines otherwise, the option price per share of any non-qualified stock option shall be the fair market value of the shares of Common Stock on the date the option is granted. The exercise price of each incentive stock option granted to any stockholder possessing more than 10% of the combined voting power of all classes of capital stock of the Company, or, if applicable, a parent or subsidiary of the Company, on the date of grant must not be less than 110% of the fair market value on that date, and no such option may be exercisable more than five years after the date of grant.

Options granted will be exercisable for a term of not more than ten years from the date of grant. In addition, no employee may be granted an incentive stock option to the extent the aggregate fair market value, as of the date of grant, of the stock with respect to which incentive stock options are first exercisable by such employee during any calendar year exceeds $100,000.

Restricted stock awards are rights granted by the Compensation Committee to receive shares of Common Stock subject to forfeiture and other restrictions determined by the Compensation Committee. Until the restrictions with respect to any restricted stock award lapse, the shares will be held by the Company and may not be sold or otherwise transferred by the employee. Except as otherwise determined by the Compensation Committee, until the restrictions lapse, the shares will be forfeited if the employee's employment is terminated for any reason other than death, disability or retirement on or after the employee's attainment of 65 years of age. Except as otherwise determined by the Compensation Committee, all restrictions shall lapse upon the earliest of the death, disability or retirement of the recipient employee on or after the employee's attainment of 65 years of age. Unless the Compensation Committee determines otherwise, one-third of the shares subject to a restricted stock award will vest on each anniversary of the date of grant. Certain grants of restricted stock awards will vest, in part or in whole, on the achievement of specified performance targets. The Compensation Committee granted 650,000 shares of restricted stock awards in 1996. These shares of restricted stock will vest generally as follows: 33% of such shares will vest when the price of the Common Stock reaches 125% of the Benchmark Price; 33% (a total of 66%) of such shares will vest when the price of the Common Stock reaches 150% of the Benchmark Price; and 33% (a total of 100%) of such shares will vest when the price of the Common Stock reaches 200% of the Benchmark Price. In the event that less than half of these shares of restricted stock vest within two years after the date of grant, then after such period, such number of shares will vest so that the total number of vested shares equals 50% of the original grant with respect to each recipient.

The Company may make cash payments to an employee who receives an Award of restricted stock in an amount equal to the aggregate amount of federal, state and local income taxes which such employee would be required to pay as a result of (i) the receipt or vesting of shares of Common Stock pursuant to any Award of restricted stock and (ii) his receipt of any such cash payment. The recipients of the restricted stock awarded in 1996 will receive such a payment.

Awards granted under the Incentive Plan will be subject to adjustment upon a recapitalization, stock split, stock dividend, merger, reorganization, liquidation, extraordinary dividend, or other similar event affecting the Common Stock. An Award will not be transferable, other than by will or the laws of descent and distribution or, in certain circumstances, pursuant to a qualified domestic relations order, and an Award may be exercised, during the lifetime of the holder of the Award, only by the holder, or the holder's personal representative in the event of disability.

In the case of a change in control of the Company, the Board may, in its sole discretion, determine, on a case by case basis, taking into account the purposes of the Plan, that each Award granted under the Incentive Plan will terminate 90 days after the occurrence of such change in control, but, in the event of any such termination (i) an option holder will generally have the right, commencing at least five days prior to the change in control and subject to any other limitation on the exercise of the option in effect on the date of exercise, to immediately exercise any options in full to the extent they previously have not been exercised and (ii) restricted stock awards will vest.

The Incentive Plan will terminate on January 3, 2006, and Awards shall not be granted under the Incentive Plan after that date although the terms of any Award may be amended in accordance with the Incentive Plan at any date prior to the end of the term of such Award. Any Awards outstanding at the time of termination of the Incentive Plan will continue in full force and effect according to the terms and conditions of the Award and the Incentive Plan.

The Incentive Plan may be amended by the Board, provided that stockholder approval will be necessary as required under Section 422 of the Code or Rule 16b-3 of the regulations of the Exchange Act, and provided further that no amendment may impair any rights of any holder of an Award previously granted under the Incentive Plan without the holder's consent. As of December 31, 1996, 125,340 shares were available for award under the Incentive Plan.

The Company's Retirement Savings Plan. The Board has adopted the Bally Total Fitness Holding Corporation Management Retirement Savings Plan (the "Retirement Plan"). The Retirement Plan is a deferred compensation plan designed to permit a select group of management or highly compensated employees to enhance the security of themselves and their beneficiaries following retirement or other termination of their employment. The Retirement Plan is intended to be an unfunded "employee pension benefit plan" under the Employee Retirement Income Security Act of 1974, as amended, and is maintained by the Company. The Retirement Plan is not intended to be qualified under the Code. The Board, in its sole discretion, designates those members of management or highly compensated employees who are eligible to participate in the Retirement Plan.

Effective as of January 1, 1997, the amount of compensation that may be deferred is limited pursuant to a schedule based upon the age of the participant at the beginning of or during the compensation year. For participants who are less than 50 years of age, a maximum of 25% of compensation may be deferred; for those who are 50 to 54 years of age, a maximum of 50% of compensation may be deferred; for those who are 55 to 59 years of age, a maximum of 75% of compensation may be deferred; and for those participants who are 60 years of age or older, a maximum of 100% of compensation may be deferred. During 1996, the Company provided a matching contribution to its Retirement Plan as follows: 50% of the first 15% of eligible compensation the participant defers and 0% thereafter. Effective January 1, 1997, the Retirement Plan was amended so that the Company provides a matching contribution of 50% of the first 10% of eligible compensation the participant defers and 0% thereafter. Matching contributions are credited to a participant's matching account and become vested as follows: after one but less than two Years of Deferral they become 33 1/3% vested, after two but less than three Years of Deferral they become 66 2/3% vested, and after more than three Years of Deferral they become fully vested. For this purpose, a "Year of Deferral" is credited with respect to a matching contribution for each completed calendar year commencing after the calendar year for which the matching contribution was made. A participant generally may elect to receive his benefits under the Retirement Plan in a lump sum or in installments over a period of as much as ten years. As soon as possible (but not later than five business days) after a change in control of the Company, as defined in the Retirement Plan, all of the participants' accounts will become 100% vested.

For 1996, the Company will contribute $306,396 to the accounts of all participants in the Retirement Plan, of which $25,330 is allocated to the accounts of all executive officers of the Company as a group. Named Executive Officers receiving allocations are as follows: Mr. Gaan $11,091.

The Company's 1996 Non-Employee Directors' Stock Option Plan. The 1996 Non-Employee Directors' Stock Option Plan (the "Directors' Plan") is intended to encourage non-employee directors of the Company to acquire or increase their ownership of Common Stock on reasonable terms, and to foster a strong incentive to put forth maximum effort for the continued success and growth of the Company. The Directors' Plan provides for the granting of non-qualified stock options to purchase an aggregate of 100,000 shares of the Common Stock to current and future non-employee directors of the Company.

Each of the non-employee directors of the Company as of January 9, 1996 was granted an option to purchase 5,000 shares of Common Stock under the Directors' Plan. On January 9, 1998, each such director who is still a director on that date will be granted an option to purchase an additional 5,000 shares of Common Stock. Each director who joins the Board after the Directors' Plan is originally adopted will be granted on the first business day following the first day of his term, an option to purchase 5,000 shares of Common Stock. On the second anniversary of that date, such director that is still a director on that date will be granted an option to purchase an additional 5,000 shares of Common Stock. If the number of shares available to grant under the Directors' Plan on a scheduled date of grant is insufficient to make all the grants, then each eligible director will receive an option to purchase a pro rata number of the available shares.

The option price per share will be the fair market value of the shares of Common Stock on the date of grant. Under the Directors' Plan, fair market value is generally the closing price of the Common Stock on NASDAQ on the last business day prior to the date on which the value is to be determined; provided, however, that with respect to the initial option grants, fair market value means the average of the daily closing price of the Common Stock for the twenty consecutive trading days beginning on the first trading day after the Distribution Date, calculated to the nearest cent, as determined by the Company.

The options granted under the Directors' Plan will be exercisable for a term of ten years from the date of grant, subject to earlier termination, and may be exercised as follows: one-third after one year from the date of grant, two-thirds after two years from the date of grant and 100% after three years from the date of grant.

In the event that a director ceases to be a member of the Board (other than by reason of death or disability), an option may be exercised by the director (to the extent the director was entitled to do so at the time he ceased to be a member of the Board) at any time within the later of (i) three months after he ceases to be a member of the Board and (ii) nine months after the most recent grant of an option to such director under the Directors' Plan, but not beyond the term of the option. If the director dies or becomes disabled while he is a member of the Board, an option may be exercised in full by a legatee of the director under his will, or by him or his personal representative or distributees, as the case may be, at any time within 12 months after his death or disability, but not beyond the term of the option; provided, that in the event of disability, an option may not be exercised prior to the six-month anniversary of the date the option was granted. If a director, following the termination of his directorship, dies within the later of (i) three months after he ceases to be a member of the Board and (ii) nine months after the most recent grant of an option to such director under the Directors' Plan, an option may be exercised (to the extent the director was entitled to do so at the time of his death) by a legatee of the director under his will, or by his personal representative or distributees, as the case may be, at any time within 12 months after his death, but not beyond the term of the option.

Options granted under the Directors' Plan will be subject to adjustment upon a recapitalization, stock split, stock dividend, merger, reorganization, liquidation, extraordinary dividend, or other similar event affecting the Common Stock. Options will not be transferable other than by will or pursuant to the laws of descent and distribution or pursuant to a qualified domestic relations order, and will be exercisable during the lifetime of an option holder only by such holder or his personal representative in the event of disability.

Upon a change in control of the Company (as defined in the Directors' Plan), each option granted under the Directors' Plan will terminate on the later of (i) 90 days after the occurrence of the change in control and (ii) seven months following the date of grant of each option, and an option holder will have the right, commencing at least five days prior to the change in control and subject to any other limitation on the exercise of the option in effect on the date of exercise, to immediately exercise any options in full, to the extent they previously have not been exercised.

The Directors' Plan will terminate on January 3, 2006, and options may not be granted under the Directors' Plan after that date, although the terms of any option may be amended in accordance with the Directors' Plan at any date prior to the end of the term of that option. Any options outstanding at the time of termination of the Directors' Plan will continue in full force and effect according to the terms and conditions of the option and the Directors' Plan.

The Directors' Plan may be amended by the Board, provided that stockholder approval will be necessary if required under Rule 16b-3 ("Rule 16b-3") of the General Rules and Regulations of the Exchange Act, and no amendment may impair any of the rights of any holder of an option previously granted under the Directors' Plan without the holder's consent, and provided that certain provisions of the Directors' Plan may not be amended more than once every six months.

The Directors' Plan will be administered by the Compensation Committee. The principal terms of the option grants are fixed in the Directors' Plan. Therefore, the Compensation Committee will have no discretion to select which directors receive options, the number of shares of Common Stock included in any grant, or the exercise price of options.

Benefits of Non-Employee Directors. The table below sets forth the benefits received in 1996 by the non-employee directors of the Company. Only non-employee directors receive grants of stock options under the Directors' Plan.


                 1996 NON-EMPLOYEE DIRECTORS' STOCK OPTION PLAN


                                 Exercise             Number of Securities
Name                           Price($/Sh)(1)     Underlying Options Granted (#)
----                           --------------     ------------------------------

Aubrey C. Lewis                      4.78                      5,000
J. Kenneth Looloian                  4.78                      5,000
James F. Mc Anally, M.D.             4.78                      5,000
Liza M. Walsh                        4.78                      5,000

------------

(1) The exercise price per share for the option grants under the Directors' Plan was determined based on the average of the daily closing price of the Common Stock for the twenty consecutive trading days beginning on the first trading day after the Distribution Date, calculated to the nearest cent, as determined by the Company.


The Company's Savings Plan. The Bally's Employee Savings Trust for Employees of Bally Total Fitness Holding Corporation (the "Savings Plan") was adopted by the Board effective as of October 1, 1996. The Savings Plan replaced two similar plans that were sponsored by Entertainment and has been qualified under Section 401(a) of the Code and the regulations thereunder. Generally, the Savings Plan covers employees who have completed one year of service. A participant may elect to contribute 0% to 10% (in 1% increments) of compensation received or made available during the plan year (limited by tax laws to a maximum of $9,500 in 1996). The Company provides a matching contribution in an amount equal to 50% of a participant's contribution of the first $500 and 25% of every additional dollar contributed up to a maximum of $3,000. Matching contributions vest immediately and are nonforfeitable. Participant and matching contributions are invested in the investment fund or funds selected by the participant in accordance with the Savings Plan. For 1996, the Company will contribute $667,617 to the accounts of all participants in the Savings Plan, of which $3,000 is allocated to the accounts of all executive officers of the Company as a group. Named Executive Officers receiving allocations are as follows: Mr. Gaan $1,000 and Mr.
Tolmie $1,000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the beneficial ownership of the Common Stock as of February 28, 1997 by the Named Executive Officers and directors of the Company and all executive officers and directors of the Company as a group, as well as by any beneficial owner of more than 5% of the Common Stock based upon such owner's reported ownership of Common Stock in filings made with the Commission pursuant to Sections 13(d) and 13(g) of the Exchange Act. The information in this table was supplied by the named individuals/companies.

                                                  Shares of Common Stock
                                              Beneficially Owned (1)(2)(3)(4)
                                            ------------------------------------
                                                                      Percent of
   Name of Beneficial Owner                   Number of Shares           Class
   ------------------------                 -------------------       ----------

   Arthur M. Goldberg                              2,591,179             17.6%
     380 Middlesex Avenue
     Carteret, New Jersey 07008

   Lee S. Hillman                                    895,701              6.8%
     8700 West Bryn Mawr Avenue
     Chicago, Illinois 60631

   John W. Dwyer                                      72,087                *

   Cary A. Gaan                                       71,937                *

   David M. Tolmie                                    74,167                *

   John H. Wildman, Jr.                               82,500                *

   Michael G. Lucci, Sr. (5)                          83,446                *

   Aubrey C. Lewis                                     1,667                *

   J. Kenneth Looloian                                 4,167                *

   James F. Mc Anally, M.D.                            1,667                *

   Liza M. Walsh                                       1,667                *

   All executive officers and directors            3,962,607             25.5%
     as a group (13 persons)

   Pioneering Management Corporation               1,196,900              9.6%
     60 State Street
     Boston, Massachusetts 02109

------------
* Less than 1%

(1) Includes, in certain instances, shares of Common Stock held in the name of the director's or executive officer's spouse, minor children, or relatives sharing his home, and in the case of Mr. Goldberg, shares held by Nugget Partners, L.P., a New Jersey limited partnership, whose sole general partner is Mr. Goldberg, the reporting of which is required by applicable rules of the Commission, but as to which shares of Common Stock the director or executive officer may have disclaimed beneficial ownership.

(2) Includes the following numbers of shares of Common Stock that the following persons have or had, within 60 days after February 28, 1997, the right to acquire upon the exercise of options: Mr. Dwyer, 11,667; Mr. Gaan, 11,667; Mr. Tolmie, 11,667; Mr. Wildman, 15,000; Mr. Lewis, 1,667;
      Mr. Looloian, 1,667; Dr. Mc Anally, 1,667; Ms. Walsh, 1,667; and all current executive officers and directors (including the foregoing) as a group, 76,670.

(3) Includes the following number of shares of Common Stock that the following persons have or had, within 60 days after February 28, 1997, the right to acquire upon the exercise of warrants: Mr. Goldberg, 2,207,104; Mr. Hillman, 735,701; and all current executive officers and directors (including the foregoing) as a group, 2,942,805.

(4) Includes the following number of shares of Common Stock subject to restrictions that the following persons own: Mr. Goldberg, 200,000; Mr. Hillman, 150,000; Mr. Dwyer, 60,000; Mr. Gaan, 60,000; Mr. Tolmie, 60,000;
      Mr. Wildman, 60,000; and all current executive officers and directors (including the foregoing) as a group, 650,000.

(5) Mr. Lucci's employment with the Company terminated on October 7, 1996. In addition, Mr. Lucci resigned as a director of the Company on January 14, 1997. Based on records available to the Company, it believes Mr. Lucci owns 3,446 shares of Common Stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH ENTERTAINMENT

In connection with the Spin-off, the Company and Entertainment entered into certain agreements, described below, relating to their ongoing relationships. These agreements were structured and negotiated while the Company was owned by Entertainment and consequently were not the result of arms-length negotiations between independent parties. Nonetheless, the Company believes that the terms are fair to the parties and contain terms which are generally comparable to those which would result from arms-length negotiations. In each case, the terms of these agreements were reviewed by individuals who were at a senior management level of the Company and Entertainment.

Warrant. The Company issued Entertainment the Warrant entitling Entertainment to acquire 2,942,805 shares of Common Stock at an exercise price of $5.26 per share (equal to 110% of the average daily closing price of the Common Stock for the twenty consecutive trading days beginning on the first trading day after the Distribution Date). At the time of the Merger, Entertainment sold the Warrant to Messrs. Goldberg and Hillman. The Warrants are exercisable until December 31, 2005.

Trademark License Agreement. In January 1996, the Company and Entertainment entered into a Trademark License Agreement pursuant to which Entertainment (Hilton after the Merger) licenses the use of the name "Bally" and certain trademarks, trade names and servicemarks to the Company in connection with its fitness center business. The license is for a period of ten years, subject to termination in certain circumstances. The Company paid no royalty or license fee for the first year and pays a fee of $1.0 million per year thereafter. Following the initial ten-year term, the Company has an option to renew the license for an additional five-year period at a rate equal to the greater of the then market rate or $1.0 million per year.

Sale of Assets and Management Agreement. In connection with the Spin-off, Entertainment purchased a fitness center from the Company for $6.2 million. The

Company and Entertainment entered into a management agreement pursuant to which the Company provides certain administrative services to Entertainment in connection with the operation of this fitness center, including membership contract processing, membership card issuance, collections, processing cash receipts and renewal solicitation. Entertainment pays the Company a management fee equal to 4% of membership revenues and 2% of total revenues of this fitness center for these services, which was $279,000 for 1996. In addition, Entertainment purchased from the Company all of the shares of capital stock and warrants to purchase shares of capital stock of Holmes Place PLC owned by the Company, as well as a note receivable from Holmes Place PLC held by the Company, for $1.8 million.

Transitional Services Agreement. The Company and Entertainment entered into a Transitional Services Agreement pursuant to which Entertainment provided the Company certain services for a period of one year following the Spin-off. The services provided to the Company by Entertainment included services relating to insurance, tax matters, accounting and other financial services and the administration of employee benefit programs. The Company provided payroll services to Entertainment during this period. The net amount charged to the Company by Entertainment in 1996 pursuant to the Transitional Services Agreement was $2,344,000, based on the costs incurred for such services. In addition, certain of the Company's insurance coverage was obtained by Entertainment pursuant to corporate-wide programs and Entertainment charged the Company its proportionate share of the respective insurance premiums, which totalled $4,625,000 for 1996.

Pursuant to the Transitional Services Agreement, the Company indemnified Entertainment against (i) debts and liabilities of the Company and (ii) liabilities relating to litigation currently pending or claims, controversies or other causes of action relating to the Company's business arising through the Distribution Date. The Transitional Services Agreement also provided for the payment by the Company of $15,200,000 due Entertainment under the prior tax sharing agreement (plus interest at 10% per annum from the Distribution Date). At the time of the Merger, the $15,200,000 of indebtedness was forgiven, which the Company reflected as an extraordinary gain. The Company also paid interest, calculated primarily at a prime rate, on advances from Entertainment. Interest paid to Entertainment was $1,551,000 for 1996.

Tax Sharing Arrangement. The Company and Entertainment entered into the Tax Allocation and Indemnity Agreement that defines the parties' rights and obligations with respect to deficiencies and refunds of federal, state and other income or franchise taxes relating to Entertainment's business for tax years prior to the Spin-off and with respect to certain tax attributes of Entertainment after the Spin-off. In general, with respect to periods ending on or before the last day of the year in which the Spin- off occurred, Entertainment will continue to be responsible for (i) filing consolidated federal tax returns for the Entertainment affiliated group, including in each case, the Company and its subsidiaries for the relevant periods that such companies were members of such group, and (ii) paying the taxes relating to such returns except to the extent solely attributable to the Company's portion of the fitness center business (including any subsequent adjustments resulting from the redetermination of such tax liabilities by the applicable taxing authorities). The responsibility for state and local tax returns, audits and payments for periods prior to the Spin-off will be allocated between Entertainment and the Company according to their respective properties and businesses as of the Spin-off, unless otherwise specifically provided in the Tax Allocation and Indemnity Agreement. The Company is responsible for audits, filing returns and paying taxes relating to the Company's portion of the business for subsequent periods. The Company and Entertainment have agreed to cooperate with each other and to share information in preparing such tax returns and in dealing with other tax matters. If the Spin-off were taxable, the tax would be payable by Entertainment, except that, in certain limited circumstances, the Company has agreed to indemnify Entertainment for such tax liability. The Tax Allocation and Indemnity Agreement was amended in 1996 to include a portion of the Company's losses in Entertainment's consolidated federal income tax return. As a result, capital contributions totalling $9,360,000 were received by the Company ($6,760,000 in cash and $2,600,000 as an offset to certain indebtedness) representing a portion of the benefit that Entertainment receives from the utilization of the Company's loss carrybacks.

TRANSACTIONS WITH MANAGEMENT

A partnership in which Messrs. Goldberg and Lucci are each 20% limited partners purchased a facility in Texas from the Federal Deposit Insurance Corporation. The Company leases this facility for one of its fitness centers. The rent did not change as a result of this transfer pursuant to the lease for this facility. Rent is approximately $805,000 per year and is subject to additional 15% increases at five and ten-year intervals. The proportionate share of the 1996 rent payments for each of Messrs. Goldberg and Lucci was approximately $160,000. Mr. Lucci has other interests in real estate, or entities owning real estate, that are leased to the Company for fitness centers. Mr. Lucci's interests range from approximately 17% to 25% in four locations. These arrangements were created prior to Entertainment's acquisition of the business of the Company. The Company believes that the terms of these leases are at least as favorable to the Company as those which could be obtained from unrelated parties. In 1996, payments by the Company under these leases totalled approximately $1,197,000, of which $260,000 constituted Mr. Lucci's proportionate share. During 1996, the Company paid approximately $451,000 for goods and services from a company which employed a relative of Mr. Hillman. Based on the Company's receipt of competitive bids for similar items, the Company believes that the terms of these arrangements are at least as favorable to the Company as those which could be obtained from unrelated parties.

PART IV

ITEM 14.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)1. Index to Financial Statements

                                                                       Reference
                                                                       ---------
    Report of independent auditors                                         18
    Consolidated balance sheet at December 31, 1996 and 1995               19
    For each of the three years in the period ended December 31, 1996:
          Consolidated statement of operations                             21
          Consolidated statement of stockholders' equity                   22
          Consolidated statement of cash flows                             23
    Notes to consolidated financial statements 25 Supplementary data:
      Quarterly consolidated financial information (unaudited)             39

(a)2. Index to Financial Statement Schedules

                                                                       Reference
                                                                       ---------
    Schedule II  Valuation and qualifying accounts for each of the
      three years in the period ended December 31, 1996                   S-1

      All other schedules specified under Regulation S-X for the Company are omitted because they are either not applicable or required under the instructions, or because the information required is already set forth in the consolidated financial statements or related notes thereto.

(a)3. Index to Exhibits

    * 3.1 Restated Certificate of Incorporation of the Company (filed as an exhibit to the Company's registration statement on Form S-1 filed
            January 3, 1996, registration no. 33-99844).

    * 3.2 Amended and Restated By-Laws of the Company (filed as an exhibit to the Company's registration statement on Form S-1 filed January 3, 1996, registration no. 33-99844).

    * 4.1   Registration Statement on Form 8-A/A dated January 3, 1996 (file no.
            0-27478).

    * 4.2   Form of Rights Agreement dated as of January 5, 1996 between the
            Company and LaSalle National Bank (filed as an exhibit to the Company's registration statement on Form S-1 filed January 3, 1996, registration no.
            33-99844).

    * 4.3   Indenture dated as of January 15, 1993 between the Company and
            Amalgamated Bank of Chicago, as Trustee (filed as an exhibit to Entertainment's Annual Report on Form 10-K, file no. 1-7244, for the fiscal year ended December 31, 1993).

    * 4.4   Warrant Agreement dated as of December 29, 1995 between
            Entertainment and the Company (filed as an exhibit to the Company's registration statement on Form S-1 filed January 3, 1996, registration no. 33-99844).

    * 4.5 Registration Rights Agreement dated as of December 29, 1995 between Entertainment and the Company (filed as an exhibit to the Company's registration statement on Form S-1 filed January 3, 1996, registration no.
            33-99844).

    *10.1 Amended and Restated Credit Agreement dated as of June 26, 1995 among the Company and a group of banks with Chemical Bank, as agent
            (filed as an exhibit to the Company's Quarterly Report on Form 10-Q, file no. 33-52868, for the quarter ended June 30, 1995).

    *10.2   First Amendment dated as of June 30, 1995 to the Amended and
            Restated Credit Agreement dated as of June 26, 1995 among the
            Company and a group of banks with Chemical Bank, as agent (filed as an exhibit to the Company's registration statement on Form S-1 filed
            January 3, 1996, registration no. 33-99844).

    *10.3   Second Amendment dated as of August 25, 1995 to the Amended and
            Restated Credit Agreement dated as of June 26, 1995 among the
            Company and a group of banks with Chemical Bank, as agent (filed as an exhibit to the Company's registration statement on Form S-1 filed
            January 3, 1996, registration no. 33-99844).

    *10.4   Third Amendment dated as of October 24, 1995 to the Amended and
            Restated Credit Agreement dated as of June 26, 1995 among the
            Company and a group of banks with Chemical Bank, as agent (filed as an exhibit to the Company's registration statement on Form S-1 filed
            January 3, 1996, registration no. 33-99844).

    *10.5   Fourth Amendment dated as of January 4, 1996 to the Amended and
            Restated Credit Agreement dated as of June 26, 1995 among the
            Company and a group of banks with Chemical Bank, as agent (filed as an exhibit to the Company's Annual Report on Form 10-K, file no.
            0-27478, for the fiscal year ended December 31, 1995).

     10.6   Fifth Amendment dated as of December 2, 1996 to the Amended and
            Restated Credit Agreement dated as of June 26, 1995 among the
            Company and a group of banks with Chemical Bank, as agent.

     10.7   Sixth Amendment dated as of February 21, 1997 to the Amended and
            Restated Credit Agreement dated as of June 26, 1995 among the
            Company and a group of banks with Chase Manhattan Bank (formerly known as Chemical Bank), as agent.

    *10.8   Pooling and Service Agreement dated as of June 26, 1995 among H&T
            Receivable Funding Corporation, as Transferor, Bally Total Fitness
            Corporation, as Servicer and Texas Commerce Bank, as Trustee (filed as an exhibit to the Company's Quarterly Report on Form 10-Q, file no. 33-52868, for the quarter ended June 30, 1995).

    *10.9 Series 1995-1 Supplement dated as of June 26, 1995 to the Pooling and Service Agreement among H&T Receivable Funding Corporation, as
            Transferor, Bally Total Fitness Corporation, as Servicer and Texas
            Commerce Bank, as Trustee (filed as an exhibit to the Company's
            Quarterly Report on Form 10- Q, file no. 33-52868, for the quarter ended June 30, 1995).

    *10.10  Back-up Servicing Agreement dated as of June 26, 1995 among H&T
            Receivable Funding Corporation, as Transferor, Bally Total Fitness
            Corporation, as Servicer and Texas Commerce Bank, as Trustee (filed as an exhibit to the Company's Quarterly Report on Form 10-Q, file no. 33-52868, for the quarter ended June 30, 1995).

     10.11  Amended and Restated Pooling and Servicing Agreement dated as of
            December 16, 1996 among H&T Receivable Funding Corporation, as
            Transferor, Bally Total Fitness Corporation, as Servicer and Texas
            Commerce Bank National Association, as Trustee.

     10.12  Series 1996-1 Supplement dated as of December 16, 1996 to the
            Pooling and Servicing Agreement dated as of December 16, 1996 among
            H&T Receivable Funding Corporation, as Transferor, Bally Total
            Fitness Corporation, as Servicer and Texas Commerce Bank National
            Association, as Trustee.

     10.13  Amended and Restated Back-up Servicing Agreement dated as of
            December 16, 1996 among H&T Receivable Funding Corporation, as
            Transferor, Bally Total Fitness Corporation, as Servicer and Texas
            Commerce Bank National Association, as Trustee.

    *10.14 Tax Sharing Agreement dated as of April 6, 1983 between the Company and Entertainment (filed as an exhibit to the Company's registration statement on Form S-1 filed January 15, 1993, registration no.
            33-52868).

    *10.15 Tax Allocation and Indemnity Agreement dated as of January 9, 1996 between Entertainment and the Company (filed as an exhibit to the Company's Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 1995).

    *10.16  First Amendment dated as of May 20, 1996 to the Tax Allocation and
            Indemnity Agreement dated as of January 9, 1996 between
            Entertainment and the Company (filed as an exhibit to the Company's
            Quarterly Report on Form 10-Q, file no. 0-27478, for the quarter ended June 30, 1996).

    *10.17  Transitional Services Agreement dated as of January 9, 1996 between
            Entertainment and the Company (filed as an exhibit to the Company's
            Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 1995).

    *10.18  Trademark License Agreement dated as of January 9, 1996 between
            Entertainment and the Company (filed as an exhibit to the Company's
            Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 1995).

    *10.19  Asset Purchase Agreement dated as of December 29, 1995 between
            Entertainment and Vertical Fitness and Racquet Club Ltd. (filed as an exhibit to the Company's registration statement on Form S-1 filed
            January 3, 1996, registration no. 33-99844).

    *10.20  Management Agreement dated as of January 9, 1996 between
            Entertainment and the Company (filed as an exhibit to the Company's
            Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 1995).

    *10.21  Stock Purchase Agreement dated as of December 29, 1995 between
            Entertainment and the Company with respect to shares of capital stock of Holmes Place PLC (filed as an exhibit to the Company's registration statement on Form S-1 filed January 3, 1996, registration no. 33-99844).

    *10.22  Amended and Restated Stock Purchase Agreement dated as of December
            29, 1995 between Entertainment and the Company with respect to shares of capital stock of Holmes Place PLC (filed as an exhibit to the Company's Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 1995).

    *10.23 The Company's Management Retirement Savings Plan (filed as an exhibit to the Company's Annual Report on Form 10-K, file no.
            0-27478, for the fiscal year ended December 31, 1995).

     10.24  First Amendment dated as of November 19, 1996 to the Company's
            Management Retirement Savings Plan.

    *10.25 The Company's 1996 Non-Employee Directors' Stock Option Plan (filed as an exhibit to the Company's registration statement on Form S-1 filed January 3, 1996, registration no. 33-99844).

    *10.26 The Company's 1996 Long-Term Incentive Plan (filed as an exhibit to the Company's registration statement on Form S-1 filed January 3, 1996, registration no. 33-99844).

    *10.27  Employment Agreement effective as of January 9, 1996 between the
            Company and Arthur M. Goldberg (filed as an exhibit to the Company's
            Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 1995).

    *10.28  Employment Agreement effective as of January 9, 1996 between the
            Company and Lee S. Hillman (filed as an exhibit to the Company's
            Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 1995).

    *10.29  Employment Agreement effective as of January 1, 1996 between the
            Company, Entertainment and John W. Dwyer (filed as an exhibit to the Company's Quarterly Report on Form 10-Q, file no. 0-27478, for the quarter ended June 30, 1996).

    *10.30 Employment Agreement effective as of May 4, 1992 between the Company and Cary A. Gaan (filed as an exhibit to the Company's registration statement on Form S-1 filed January 15, 1993, registration no.
            33-52868).

     10.31  Employment Agreement effective as of March 20, 1997 between the
            Company and Cary A. Gaan.

     10.32 Letter Agreement dated as of December 28, 1994 between the Company and David M. Tolmie.

     10.33  Employment Agreement effective as of October 7, 1996 between the
            Company and John H. Wildman, Jr.

     10.34  Severance Agreement and Complete Release dated as of January 14,
            1997 between the Company and Michael G. Lucci, Sr.

    *10.35  Employment Agreement effective as of January 1, 1996 between the
            Company, Entertainment and Harold Morgan (filed as an exhibit to the Company's Quarterly Report on Form 10-Q, file no. 0-27478, for the quarter ended June 30, 1996).

     21     List of subsidiaries of the Company.

     23     Consent of Ernst & Young LLP.

     27     Financial Data Schedule (filed electronically only).

----------

*   Incorporated herein by reference as indicated.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          BALLY TOTAL FITNESS HOLDING CORPORATION

Dated:  March 26, 1997       By:  /s/ Lee S. Hillman
                                 -----------------------------------------------
                                 Lee S. Hillman
                                 President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. This report may be signed in multiple identical counterparts all of which, taken together, shall constitute a single document.

Dated:  March 26, 1997       By:  /s/ Lee S. Hillman
                                 -----------------------------------------------
                                 Lee S. Hillman
                                 President, Chief Executive Officer and Director (principal executive officer)

Dated:  March 26, 1997       By:  /s/ John W. Dwyer
                                 -----------------------------------------------
                                 John W. Dwyer
                                 Senior Vice President, Chief Financial Officer and Treasurer
                                 (principal financial officer)

Dated:  March 26, 1997       By:  /s/ Julie Adams
                                 -----------------------------------------------
                                 Julie Adams
                                 Vice President and Controller
                                 (principal accounting officer)

Dated:  March 26, 1997       By:  /s/ Arthur M. Golberg
                                 -----------------------------------------------
                                 Arthur M. Goldberg
                                 Chairman of the Board of Directors

Dated:  March 26, 1997       By:  /s/ Aubrey C. Lewis
                                 -----------------------------------------------
                                 Aubrey C. Lewis
                                 Director

Dated:  March 26, 1997       By:  /s/ J. Kenneth Looloian
                                 -----------------------------------------------
                                 J. Kenneth Looloian
                                 Director

Dated:  March 26, 1997       By:  /s/ James F. Mc Anally, M.D.
                                 -----------------------------------------------
                                 James F. Mc Anally, M.D.
                                 Director

Dated:  March 26, 1997       By:  /s/ Liza M. Walsh
                                 -----------------------------------------------
                                 Liza M. Walsh
                                 Director

                     BALLY TOTAL FITNESS HOLDING CORPORATION

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                  Years ended December 31, 1996, 1995 and 1994
                        (All dollar amounts in thousands)


                                           Additions
                                      --------------------
                                       Charged   Charged
                           Balance at  to costs  to other               Balance
                           beginning     and     accounts  Deductions   at end
Description                 of year    expenses     (a)       (b)       of year
-----------                ----------  --------- --------- ----------  ---------

1996:
  Allowance for doubtful
   receivables and
   cancellations           $  112,528  $  80,350 $ 111,736 $  218,519  $  86,095
                           ==========  ========= ========= ==========  =========
1995:
  Allowance for doubtful
   receivables and
   cancellations           $  120,329  $  72,145 $ 114,729 $  194,675  $ 112,528
                           ==========  ========= ========= ==========  =========
1994:
  Allowance for doubtful
   receivables and
   cancellations           $   82,317  $ 103,930 $ 113,320 $  179,238  $ 120,329
                           ==========  ========= ========= ==========  =========

------------

Notes:

(a) Additions charged to accounts other than costs and expenses primarily consist of charges to revenues.

(b)   Deductions include write-offs of uncollectible amounts, net of recoveries.