Form 10-Q
period 1997-03-31
BALLY TOTAL FITNESS HOLDING CORP
filed 1997-05-15
CIK 770944

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the period ended March 31, 1997


                                       or


[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934



                         Commission file number: 0-27478



                     BALLY TOTAL FITNESS HOLDING CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)




                Delaware                                   36-3228107
    -------------------------------                    -------------------
    (State or other jurisdiction of                     (I.R.S. Employer
            incorporation)                             Identification No.)



 8700 West Bryn Mawr Avenue, Chicago, Illinois                  60631
 ---------------------------------------------                ----------
   (Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code:  (773) 380-3000
                                                     --------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.        Yes: X     No:

As of April 30, 1997, 12,497,122 shares of the registrant's common stock were outstanding.

                   BALLY TOTAL FITNESS HOLDING CORPORATION


                                    INDEX

                                                                        Page
                                                                      Number
                                                                      ------

PART I.  FINANCIAL INFORMATION

  Item 1.  Financial statements:

     Condensed consolidated balance sheet (unaudited)
       March 31, 1997 and December 31, 1996..........................      1

     Consolidated statement of operations (unaudited)
       Three months ended March 31, 1997 and 1996....................      2

     Consolidated statement of stockholders' equity (unaudited)
       Three months ended March 31, 1997.............................      3

     Consolidated statement of cash flows (unaudited)
       Three months ended March 31, 1997 and 1996....................      4

     Notes to condensed consolidated financial statements
       (unaudited)...................................................      6

  Item 2.  Management's discussion and analysis of financial
              condition and results of operations....................      8


PART II.  OTHER INFORMATION

  Item 6.  Exhibits and reports on Form 8-K..........................     11


SIGNATURE PAGE.......................................................     12

                     BALLY TOTAL FITNESS HOLDING CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (In thousands)
                                   (Unaudited)


                                                     March 31    December 31
                                                         1997           1996
                                                  -----------    -----------

                      ASSETS

Current assets:
  Cash and equivalents.........................   $     9,924    $    16,534
  Installment contracts receivable, less
    allowance for doubtful receivables
    and cancellations of $45,291 and
    $48,471....................................       136,710        153,235
  Retained interest in sold installment
    contracts receivable.......................        16,872
  Other current assets.........................        28,314         24,075
                                                  -----------    -----------
    Total current assets.......................       191,820        193,844

Installment contracts receivable, less
  allowance for doubtful receivables
  and cancellations of $28,238 and
  $37,624......................................        89,901        146,972
Retained interest in sold installment
  contracts receivable.........................        43,528
Property and equipment, less accumulated
  depreciation and amortization of $312,628
  and $304,865.................................       320,666        325,459
Intangible assets, less accumulated
  amortization of $50,745 and $49,619..........       104,599        105,725
Deferred income taxes..........................        19,321         15,974
Other assets...................................        24,988         25,506
                                                  -----------    -----------
                                                  $   794,823    $   813,480
                                                  ===========    ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable.............................   $    44,077    $    41,565
  Income taxes payable.........................           414            350
  Deferred income taxes........................        29,353         26,006
  Deferred revenues............................        54,005         55,927
  Accrued liabilities..........................        49,625         55,063
  Current maturities of long-term debt.........         8,387          8,401
                                                  -----------    -----------
    Total current liabilities..................       185,861        187,312

Long-term debt, less current maturities........       357,740        376,397
Other liabilities and deferred credits.........        32,186         33,264

Stockholders' equity...........................       219,036        216,507
                                                  -----------    -----------
                                                  $   794,823    $   813,480
                                                  ===========    ===========






                           See accompanying notes.

                     BALLY TOTAL FITNESS HOLDING CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                               Three months
                                                             ended March 31
                                                     ----------------------
                                                           1997        1996
                                                     ----------  ----------

Net revenues:
  Membership revenues -
    New............................................. $  114,854  $  112,424
    Dues............................................     49,600      45,768
  Finance charges earned............................      9,269       9,595
  Fees and other....................................      3,598       3,294
                                                     ----------  ----------
                                                        177,321     171,081

Operating costs and expenses:
  Fitness center operations.........................     96,450      96,299
  Member processing and collection centers..........      9,661      12,212
  Advertising.......................................     12,686      12,611
  General and administrative........................      5,921       5,789
  Provision for doubtful receivables................     25,537      20,902
  Depreciation and amortization.....................     13,065      13,676
                                                     ----------  ----------
                                                        163,320     161,489
                                                     ----------  ----------
Operating income....................................     14,001       9,592

Interest expense....................................     11,379      11,849
                                                     ----------  ----------
Income (loss) before income taxes...................      2,622      (2,257)

Income tax provision ...............................        100         200
                                                     ----------  ----------
Net income (loss)................................... $    2,522  $   (2,457)
                                                     ==========  ==========

Net income (loss) per common share.................. $      .19  $     (.20)
                                                     ==========  ==========























                           See accompanying notes.

                     BALLY TOTAL FITNESS HOLDING CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        (In thousands, except share data)
                                   (Unaudited)








                                            Common stock                                  Unearned
                                         ------------------                             compensation     Total
                                           Number      Par     Contributed  Accumulated (restricted  stockholders'
                                         of shares    value      capital      deficit      stock)       equity
                                         ----------   -----    -----------  ----------- ------------ -------------

Balance at December 31, 1996...........  12,495,161   $ 125     $  306,811   $ (88,378)   $  (2,051)    $  216,507

Net income.............................                                          2,522                       2,522

Issuance of common stock upon
 exercise of stock options.............       1,814                      7                                       7
                                         ----------   -----     ----------   ---------    ---------     ----------
Balance at March 31, 1997..............  12,496,975   $ 125     $  306,818   $ (85,856)   $  (2,051)    $  219,036
                                         ==========   =====     ==========   =========    =========     ==========





















                               See accompanying notes.

                     BALLY TOTAL FITNESS HOLDING CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                               Three months
                                                             ended March 31
                                                     ----------------------
                                                           1997        1996
                                                     ----------  ----------

OPERATING:
 Net income (loss).................................. $    2,522  $   (2,457)
 Adjustments to reconcile to cash used -
  Depreciation and amortization, including
   amortization included in interest expense........     13,624      14,552
  Provision for doubtful receivables................     25,537      20,902
  Deferred income taxes.............................                   (450)
  Change in operating assets and
    liabilities.....................................    (52,562)    (47,685)
                                                     ----------  ----------
     Cash used in operating activities..............    (10,879)    (15,138)

INVESTING:
 Purchases and construction of property
  and equipment.....................................     (6,842)     (7,172)
 Other, net.........................................        (55)        747
                                                     ----------  ----------
     Cash used in investing activities .............     (6,897)     (6,425)

FINANCING:
 Debt transactions -
  Net borrowings under revolving credit
   agreement........................................     12,000       9,000
  Proceeds from other long-term borrowings..........                  1,500
  Repayments of other long-term debt................       (834)       (310)
  Debt issuance costs...............................         (7)       (144)
                                                     ----------  ----------
     Cash provided by debt transactions.............     11,159      10,046

 Equity transaction -
  Proceeds from issuance of common stock upon
   exercise of stock options........................          7
                                                     ----------  ----------

     Cash provided by financing activities               11,166      10,046
                                                     ----------  ----------
Decrease in cash and equivalents....................     (6,610)    (11,517)
Cash and equivalents, beginning of period...........     16,534      21,263
                                                     ----------  ----------
Cash and equivalents, end of period................. $    9,924  $    9,746
                                                     ==========  ==========













                                   (continued)

                     BALLY TOTAL FITNESS HOLDING CORPORATION
                CONSOLIDATED STATEMENT OF CASH FLOWS-(CONTINUED)
                                 (In thousands)
                                   (Unaudited)


                                                               Three months
                                                             ended March 31
                                                     ----------------------
                                                           1997        1996
                                                     ----------  ----------

SUPPLEMENTAL CASH FLOWS INFORMATION:

  Changes in operating assets and liabilities
    were as follows -
      Increase in installment contracts
       receivable................................... $  (42,341) $  (31,601)
      Increase in other current and other assets....     (4,414)       (747)
      Increase (decrease) in accounts payable.......      2,512      (8,344)
      Increase (decrease) in income taxes payable...         64        (430)
      Decrease in accrued and other liabilities.....     (5,550)     (4,753)
      Decrease in deferred revenues.................     (2,833)     (1,810)
                                                     ----------  ----------
                                                     $  (52,562) $  (47,685)
                                                     ==========  ==========

  Cash payments for interest and income taxes
    were as follows -
      Interest paid................................. $   17,823  $   17,352
      Interest capitalized..........................       (288)        (55)
      Income taxes paid, net........................         36       1,080

  Investing and financing activities exclude the
    following non-cash transactions -
      Sale of installment contracts receivable to H&T Master Trust under securitization facility, net of retained interest
       therein...................................... $   30,000  $
      Acquisition of property and equipment
       through capital leases.......................        163       1,999

























                               See accompanying notes.

                     BALLY TOTAL FITNESS HOLDING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (All dollar amounts in thousands, except share data)
                                   (Unaudited)


BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of Bally Total Fitness Holding Corporation (the "Company") and the subsidiaries which it controls. The Company, through its subsidiaries, is a nationwide commercial operator of fitness centers with approximately 320 facilities concentrated in 27 states and Canada. The Company operates in one industry segment, and all significant revenues arise from the commercial operation of fitness centers, primarily in major metropolitan markets in the United States. Unless otherwise specified in the text, references to the Company include the Company and its subsidiaries. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

All adjustments have been recorded which are, in the opinion of management, necessary for a fair presentation of the condensed consolidated balance sheet of the Company at March 31, 1997, its consolidated statements of operations and cash flows for the three months ended March 31, 1997 and 1996, and its consolidated statement of stockholders' equity for the three months ended March 31, 1997. All such adjustments were of a normal recurring nature.

The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles which require the Company's management to make estimates and assumptions that affect the amounts reported therein. Actual results could vary from such estimates. In addition, certain reclassifications have been made to prior period financial statements to conform with the 1997 presentation.

SEASONAL FACTORS

The Company's operations are subject to seasonal factors and, therefore, the results of operations for the three months ended March 31, 1997 and 1996 are not necessarily indicative of the results of operations for the full year.

EARNINGS PER SHARE

Net income (loss) per common share is computed by dividing net income (loss) applicable to common stock by the weighted average number of shares of common stock and common stock equivalents (when applicable) outstanding during each period, which totaled 14,074,455 shares and 12,170,161 shares for the three months ended March 31, 1997 and 1996, respectively. Common stock equivalents increased the weighted average number of shares outstanding by 1,795,324 shares for the three months ended March 31, 1997, and represent the dilutive effect of the assumed exercise of outstanding warrants and stock options. Restrictions applicable to 216,645 shares of restricted stock awarded by the Company in 1996 have yet to lapse because the market price of the common stock has not reached a targeted stock price and, as a result, these contingent shares are not common stock equivalents for the three months ended March 31, 1997. The assumed exercise of outstanding warrants and stock options and the dilutive effect of restricted stock were not applicable for the three months ended March 31, 1996.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", which establishes new standards for computing and presenting earnings per share. SFAS No. 128 requires a dual presentation of basic earnings per share (computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period) and diluted earnings per share (computed similarly to fully diluted earnings per share pursuant to APB Opinion No. 15) on the face of the Company's statement of operations. The Company will adopt SFAS No. 128 in the fourth quarter of 1997; earlier application is not permitted. As computed under SFAS No. 128, basic and diluted earnings per share for the three months ended March 31, 1997 would have been $.21 per share and $.18 per share, respectively.

                     BALLY TOTAL FITNESS HOLDING CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
              (All dollar amounts in thousands, except share data)
                                   (Unaudited)


LONG-TERM DEBT

The Company's revolving credit agreement was amended in February 1997 to provide for a $20,000 line of credit, which is reduced by the amount of any outstanding letters of credit in excess of $10,000 (which excess may not exceed $10,000). The maximum amount available under this revolving credit agreement, including letters of credit, is $30,000. At March 31, 1997, outstanding letters of credit totaled approximately $13,600 and borrowings on the credit line totaled $12,000.

In December 1996, the Company completed a private placement of asset-backed securities (the "Securitization") pursuant to which $160,000 of trust certificates were issued as undivided interests in the H&T Master Trust (the "Trust"). The Trust was created for the issuance of asset-backed securities and was formed pursuant to a pooling and servicing agreement. The Trust includes a portfolio of substantially all of the Company's installment contracts receivable from membership sales and the proceeds thereof. The amount by which installment contracts receivable in the Trust exceed the $160,000 principal amount of certificates issued by the Trust is generally retained by the Company. The Company services the installment contracts receivable held by the Trust and earns a servicing fee which approximates the servicing costs incurred by the Company. Through July 1999, the principal amount of the certificates remains fixed and collections of installment contracts receivable flow through to the Company in exchange for the securitization of additional installment contracts receivable, except that collections are first used to fund interest requirements. The amortization period commences in August 1999, after which collections of installment contracts receivable will be used first to fund interest requirements and then to repay principal on the certificates. The amortization period ends upon the earlier to occur of the certificates being repaid in full or August 2002.

Accounting standards in effect in December 1996 treated this type of securitization as indebtedness, with related interest expense. However, in June 1996, the Financial Accounting Standards Board issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", which provides new accounting and reporting standards for sales, securitizations, and servicing of receivables and other financial assets, secured borrowing and collateral transactions, and extinguishments of liabilities occurring after December 31, 1996. SFAS No. 125 addresses whether a transfer of financial assets constitutes a sale and, if so, the determination of any resulting gain or loss. SFAS No. 125 is based on a "financial- components approach" that focuses on control. Under this approach, following a transfer of financial assets (including portions of financial assets), an entity recognizes the assets it controls and liabilities it has incurred, and derecognizes financial assets for which control has been surrendered and financial liabilities that have been extinguished.

Effective January 1, 1997, the Company adopted the requirements of SFAS No. 125. Although SFAS No. 125 could only be applied prospectively, SFAS No. 125 had an impact on the accounting for the Securitization because its provisions apply to the sale of installment contracts receivable to the Trust after December 31, 1996. As a result of applying the new requirements, net installment contracts receivable decreased by approximately $90,000 and long-term debt decreased by approximately $30,000 through March 31, 1997, and finance charges earned and interest expense decreased by approximately $500 for the three months ended March 31, 1997. The Company's interest in the securitized receivables (approximately $60,000 at March 31, 1997) has been presented on the condensed consolidated balance sheet as "retained interest in sold installment contracts receivable", and no gain or loss has been recognized in connection with the sale of installment contracts receivable to the Trust during the three months ended March 31, 1997. The Company expects further decreases in installment contracts receivable and long-term debt (and, accordingly, related decreases in finance charges earned and interest expense) in future quarters under SFAS No. 125 as installment contracts receivable outstanding at December 31, 1996 are collected and additional installment contracts receivable are sold to the Trust pursuant to the Securitization.

                     BALLY TOTAL FITNESS HOLDING CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

Net revenues for the first quarter of 1997 were $177.3 million compared to $171.1 million in 1996, an increase of $6.2 million (4%). Net revenues for the same fitness centers selling memberships throughout both quarters increased $5.1 million (3%). The average number of fitness centers selling memberships decreased from 324 in the first quarter of 1996 to 319 in the first quarter of 1997, reflecting the closure of 12 older, typically smaller and less profitable facilities offset, in part, by the opening of 6 new, larger facilities between January 1996 and March 1997. New membership revenues increased $2.4 million (2%) primarily due to a change in the mix of contracts sold (more premium memberships and fewer lower-end memberships were sold in 1997), which resulted in an 18% increase in the average selling price of contracts sold and a 14% decline in the number of contracts sold. Dues revenues increased $3.8 million (8%) over 1996, reflecting the Company's continuing strategy of increasing renewal dues. Finance charges earned decreased $.3 million (3%) in the 1997 quarter and fees and other revenues increased $.3 million (9%) from 1996.

Operating income for the first quarter of 1997 was $14.0 million compared to $9.6 million in 1996. The increase of $4.4 million (46%) is due to the aforementioned increase in revenues offset, in part, by a $1.8 million (1%) increase in operating costs and expenses, which includes a $4.6 million increase in the provision for doubtful receivables. Excluding the provisions for doubtful receivables, operating costs and expenses decreased $2.8 million (2%) from 1996.

Fitness center operating expenses for the first quarter of 1997 increased $.2 million (less than 1%) from 1996. As a percentage of net revenues, fitness center operating expenses decreased from 56% in the 1996 period to 54% in 1997.

Member processing and collection center expenses decreased $2.6 million (21%) primarily due to the realization in 1997 of the full effect of cost reductions achieved in connection with the completion of the primary phase of a computer conversion in late 1995. In addition, telephone expenses decreased as a result of renegotiated rates and fewer member service calls. Member processing and collection center expenses as a percentage of net revenues decreased from 7% in the 1996 period to 5% in 1997.

Advertising costs for the first quarter of 1997 increased $.1 million (1%) over 1996 and as a percentage of net revenues was 7% in both periods.

General and administrative expenses increased $.1 million (2%) and, as a percentage of net revenues, were 3% for each period.

The provision for doubtful receivables for the first quarter of 1997 was $25.5 million compared to $20.9 million for 1996, an increase of $4.6 million (22%) reflecting management's desire to maintain the conservative estimation levels applied in the prior quarter.

Depreciation and amortization expense decreased $.6 million (4%) from 1996. As a percentage of net revenues, depreciation and amortization expense decreased from 8% in the 1996 period to 7% in 1997.

Interest expense, net of capitalized interest, was $11.4 million for the first quarter of 1997 compared to $11.8 million in 1996, a decrease of $.4 million (3%) principally reflecting the accounting for the Company's securitization facility required by SFAS No. 125.

The income tax provision for the first quarter of 1997 and 1996 has been determined using the estimated annual effective tax rate for each year and reflects state income taxes only, as no federal provision or benefit has been provided due to the availability of tax loss carryforwards and/or the uncertainty of tax loss realization.

                     BALLY TOTAL FITNESS HOLDING CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS-(CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES

The Company has no scheduled principal payments under its $200 million principal amount of 13% Senior Subordinated Notes due 2003 (the "13% Notes") until January 2003. Through July 1999, the principal amount of the certificates under the Securitization remains fixed at $160 million. In addition, the Company's revolving credit agreement, which provides for borrowings of up to $20 million, expires in June 1998. Accordingly, debt service requirements of the Company for the next twelve months are principally for interest and are expected to be approximately $51 million.

The Company's recent losses and the terms of its revolving credit agreement have limited the Company's ability to borrow significant amounts of additional funds. Consequently, the Company has been dependent on availability under its revolving credit agreement ($4.4 million at March 31, 1997) and its operations to provide for cash needs. The Company has managed liquidity requirements in recent years by utilizing membership plan discounting techniques designed to increase its cash sales and down- payments and to accelerate collections and dues payments to increase available cash reserves and, to a lesser extent, sales of non-strategic assets. Management believes use of these discounting techniques has had a negative impact on both current and long term results and, if needed in the future, such discounting and acceleration techniques may be increasingly costly and less effective.

Management plans to make capital expenditures of approximately $10 million to $12 million over the next twelve months to maintain, and in many cases upgrade, its existing facilities. For the last several years, the Company has spent $6 million to $15 million annually, as funds were available, to open new or replacement facilities. The Company expects to continue those expenditures as funds are available.

The Company filed a Registration Statement with the Securities and Exchange Commission in March 1997 to offer additional shares of its common stock with an aggregate offering price of approximately $35 million (the "Offering"). The Company intends to use (i) approximately $20 million to $30 million of the proceeds of the Offering for capital expenditures to develop 15 to 25 new facilities over the next three years and more extensively refurbish and upgrade approximately 25% of its facilities over the next two years, (ii) as much as $3 million to support the introduction of new initiatives and (iii) the balance for general corporate and working capital purposes. The Company expects that completion of the Offering will alleviate the need to use the discounting techniques described above. Pending such uses, the Company may temporarily invest available funds from the Offering in short-term securities and/or reduce indebtedness under its revolving credit agreement.

FORWARD-LOOKING STATEMENTS

Forward-looking statements in this Form 10-Q including, without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward- looking statements. These factors include, among others, the following: general economic and business conditions; competition; success of operating initiatives, advertising and promotional efforts; existence of adverse publicity or litigation; acceptance of new product offerings; changes in business strategy or plans; quality of management; availability, terms, and development of capital; business abilities and judgment of personnel; changes in, or the failure to comply with, government regulations; regional weather conditions; and other factors mentioned in this Form 10-Q. The Company undertakes no obligation to publicly update or revise any forward- looking statements, whether as a result of new information, future events or otherwise.

                     BALLY TOTAL FITNESS HOLDING CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS-(CONTINUED)


CASH EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION ("CASH EBITDA")

The indenture governing the 13% Notes requires the disclosure of information with respect to Cash EBITDA (as calculated using accounting principles in effect in January 1993, when the 13% Notes were issued) in this Form 10-Q. Cash EBITDA should not be considered as an alternative to any measure of performance or liquidity as promulgated under generally accepted accounting principles (such as net income/loss or cash provided by/used in operating, investing and financing activities), nor should it be considered as an indicator of the Company's overall financial performance.



Cash EBITDA is calculated as follows (in millions):
                                                                   Three months
                                                                 ended March 31
                                                         ----------------------
                                                               1997        1996
                                                         ----------  ----------

Income (loss) before income taxes.......................  $     2.6   $    (2.3)
Adjustments to reconcile to Cash EBITDA:
  Interest expense (excluding $3.5
    million and $3.6 million of interest
    on the securitization facilities)...................        7.9         8.3
  Depreciation and amortization.........................       13.1        13.7
  Provision for doubtful receivables....................       25.5        20.9
  Increase in installment contracts
    receivable..........................................      (42.3)      (31.6)
  Decrease in deferred revenues.........................       (2.8)       (1.8)
  Other non-cash items..................................         .1
                                                          ---------   ---------
Cash EBITDA.............................................  $     4.1   $     7.2
                                                          =========   =========

Cash EBITDA was $4.1 million for the first quarter of 1997 compared to $7.2 million for 1996, a decrease of $3.1 million primarily attributed to decreased collections and decreased accelerations on installment contracts receivable offset, in part, by an increase in renewal dues and a decrease in cash expenses.

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



                             BALLY TOTAL FITNESS HOLDING CORPORATION
                   ------------------------------------------------------------
                                          Registrant




                                      /s/ John W. Dwyer
                   ------------------------------------------------------------
                                        John W. Dwyer
                   Senior Vice President, Chief Financial Officer and Treasurer
                                (principal financial officer)



Dated: May 14, 1997