Form 10-K405/A
period 1996-12-31
BALLY TOTAL FITNESS HOLDING CORP
filed 1997-07-16
CIK 770944

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-K/A

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

The aggregate market value of the registrant's voting stock held by nonaffiliates of the registrant as of June 30, 1997 was approximately $108 million, based on the closing price of the registrant's common stock as reported by the NASDAQ National Market System at that date. For purposes of this computation, affiliates of the registrant include the registrant's executive officers and directors. As of June 30, 1997, 12,510,380 shares of the registrant's common stock were outstanding.

PART I

Except as otherwise stated, the information contained in this Form 10-K/A is as of December 31, 1996, the end of the registrant's last fiscal year. The information contained in this Form 10-K/A contains forward-looking statements which involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the registrant to be materially different from any future results, performance or achievements expressed or implied by such forward- looking statements. See "Forward-Looking Statements" in Item 7 of this Form 10-K/A.

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

The Company is the largest (and only nationwide) commercial operator of fitness centers in the United States in terms of revenues, the number of members, and the number and square footage of facilities. As of March 31, 1997, the Company operated approximately 320 fitness centers concentrated in major metropolitan areas in 27 states and Canada and had approximately four million members. During 1996, Bally's members made more than 100 million visits to its fitness centers.

The Company offers its members value by providing access to state-of-the-art fitness facilities with affordable membership programs. Bally's fitness centers feature an outstanding selection of cardiovascular, conditioning and strength equipment and offer extensive aerobic training programs. The Company's new club prototype achieves efficiency by focusing on those fitness services that receive a high degree of member use. Most of the Company's current fitness centers include pools, racquet courts or other athletic facilities that receive a lower degree of member use. The Company has clustered its fitness centers in major metropolitan areas in order to achieve marketing and operating efficiencies. These markets include, among others, New York, Los Angeles, Chicago, Houston, Dallas, Detroit, Baltimore, Washington, D.C., Philadelphia, Miami, Cleveland, Atlanta, Milwaukee, Seattle, Minneapolis, Orlando, Denver, Phoenix, St. Louis, Boston, and Kansas City. In 1996, the Company completed the process of renaming its fitness centers so they all use the servicemark "Bally Total Fitness", thereby enhancing brand identity, concentrating advertising and eliminating the prior practice of using more than 25 different regional servicemarks and trade names.

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

MEMBERSHIP PLANS

The Company currently offers prospective members a number of membership plans that differ primarily by the inclusion of additional in-club services (such as racquet sports and child care) and access to other fitness centers operated by the Company, either locally or nationally. From time to time, the Company also offers special membership plans which limit access to fitness centers to certain days and non-peak hours. The initial membership fees for access to the Company's fitness center facilities range from approximately $349 to $1,179 depending on the membership plan selected, the diversity of facilities and services available at the club of enrollment, the local competitive environment, as well as the effects of seasonal promotional strategies.

In addition to the one-time initial membership fee, members pay monthly membership dues in order to maintain their membership privileges. Monthly dues for memberships generally range from $4.00 to $5.50 during the typical financing period for a membership plan and vary based on the type of plan purchased by the member. Some seasonal promotional programs offered by the Company in the past have required no dues payments for up to 36 months if the member pays the initiation fee in full at the time of joining. Renewal dues (those paid after the typical 36 month initial period ends) range from as little as $2.00 to as much as $25.00 per month, with increases as contractually permitted. At March 31, 1997, approximately 90% of the Company's members were being charged dues ranging from $2.00 to $15.00 per month, with the overall average approximately $7.75 per month. The Company has experienced an annual growth rate of dues revenues of 7% from 1992 to 1996. The Company expects the annual increases in dues revenues will continue in the future due to the contractual terms of current membership plans and the Company's belief that it can significantly increase dues for its members who are beyond their initial financing period without any material loss in membership. The Company also offers renewal dues that vary depending on the member's historical usage of the fitness center facilities. The Company's recent experience has shown that members faced with a membership renewal decision for the first time renewed at a rate of approximately 58% and members faced with a membership renewal decision for subsequent periods renewed at a rate of approximately 84%.

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

FINANCING OF INITIAL MEMBERSHIP FEE

Financed portions of initial membership fees may be prepaid without penalty at any time during the financing term. Generally, financing terms of 36 months are offered. Shorter terms are offered on a promotional basis or as required by applicable state law. Contracts are financed at a fixed annual percentage rate (generally between 16% and 18%, except as otherwise limited by applicable state retail installment laws). Management expects that approximately 80% to 85% of all new membership contracts originated during 1997 will be financed.

The Company offers two payment methods for financed portions of initial membership fees: coupon books and EFT. EFT plans are the most popular mechanism for payment of the financed portion of initial membership fees. Under an EFT plan, on the same date each month a predetermined amount is either (i) automatically transferred from a member's bank checking or savings account to the Company or (ii) automatically charged to a member's designated credit card. Currently, more than 60% of all financed memberships sold are paid by EFT. The other mechanism for payment financing is the use of a coupon book. This mechanism requires the member to mail a check monthly, accompanied by a payment coupon, to the regional service center ("RSC") responsible for administering the membership account. Members have the option of changing their payment method.

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

FITNESS CENTERS

Most of the Company's fitness centers are located near regional, urban and suburban shopping areas and in downtown areas of major cities and are generally operated under long-term leases. Fitness centers vary in size, available facilities and types of services provided. Fitness centers contain a wide variety of state-of-the-art progressive resistance, cardiovascular and conditioning exercise equipment as well as free weights. A member's use of a fitness center may include planned exercise programs and instruction stressing cardiovascular conditioning, strength development and improved appearance. The Company also has a comprehensive training program for its service personnel on the use of exercise equipment.

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

All collections for past-due accounts are handled internally by the RSCs. The Company systematically collects accounts that are past due by utilizing a series of computer-generated correspondence and telephone contacts. Computer-generated correspondence is sent to a delinquent member at 7 and 20 days after an account becomes past due. Collectors with varying levels of experience are responsible for handling delinquent accounts, depending on the period of delinquency. At 30 and 60 days past due, the accounts are assigned to power dialer assisted collectors initially as a reminder and later as a demand for payment. Accounts that have not been collected for a 90-day period are transferred to a group of the most experienced collectors (unless the first scheduled payment has not been received on such accounts, in which case they are generally written-off and any downpayment received is not refunded). All remaining delinquent accounts are written-off after 180 days without payment. Written-off accounts are reported to credit reporting bureaus and sold to a third-party collection group. The Company intends to modify its collection efforts based on the information provided by "credit scoring", which management believes will improve the yield from the receivables portfolio. For example, the Company would not make costly collection calls to a member with a strong credit history until late in the collection cycle. Likewise, the Company would aggressively pursue collection tactics on a member with poor credit scoring early in the delinquency period and reduce collection efforts if results were not quickly realized. By tailoring its collection approach to reflect a delinquent member's likeliness to pay, the Company believes it can collect more of its receivables at a lower cost. The Company uses a national bureau which charges the Company a nominal fee per credit score. Beginning in March 1997, the Company has credit scored a majority of its financed members.

OPERATING STRATEGIES

In October 1996, Lee S. Hillman was named President and Chief Executive Officer of the Company. This completed the transition of senior management of the Company from predominantly marketing oriented managers, including the original founders of the Company, to managers with more financial and operational orientation. Until December 1996, a number of the Company's top executives, including Mr. Hillman, also performed significant functions for Entertainment, the owner of the Company until

January 1996. The Company filed a Registration Statement with the Securities and Exchange Commission to offer additional shares of its common stock which has not yet been declared effective (the "Offering"). The Company intends to use (i) approximately $20 million to $30 million of the proceeds of the Offering for capital expenditures to develop 15 to 25 new facilities over the next three years and more extensively refurbish and make major upgrades to approximately 25% of its facilities over the next two years, (ii) $7.5 million to repay a loan to an affiliate of an underwriter of the Offering, (iii) as much as $3 million to support the introduction of new initiatives described below and (iv) the balance, if any, for general corporate and working capital purposes. The Company expects that completion of the Offering will alleviate the need to use the discounting techniques described above. Pending such uses, the Company may temporarily invest available funds from the Offering in short-term securities and/or reduce indebtedness under its revolving credit agreement. Current management intends to pursue a number of operating strategies, which the Company believes will improve the results of its core business. If the Company does not complete the Offering in the near future, implementation of the first two strategies discussed below will be slower and take a significantly longer time to complete. Planned operating strategies include:

    - Reduce Discount Pricing on Paid-In-Full Membership Plans-- Since late 1990, the Company has managed its pricing structure to generate immediate cash for liquidity by significantly discounting its membership plans and by emphasizing paid-in-full instead of financed membership plans. Additional working capital will allow the Company to sell more financed membership plans, which historically have generated better long-term returns for the Company including streams of recurring dues revenues, rather than selling discounted paid-in-full memberships for which dues are frequently waived for up to three years.

    - Upgrade and Expand Fitness Centers-- The Company intends to expand and upgrade its facilities in order to increase its membership base and more effectively capitalize on its streamlined marketing and administrative functions. Management plans to make capital expenditures of approximately $10 million to $12 million over the next twelve months to maintain and make minor upgrades to the Company's existing facilities, which include exercise equipment upgrades, heating, ventilation and air conditioning ("HVAC") and other operating equipment upgrades and replacements, and locker room and workout area refurbishments, among others. In addition, the Company expects to invest approximately $5 million to $10 million of the proceeds from the Offering over the next two years to extensively refurbish and make major upgrades to approximately 25% of its clubs, which include converting low-usage pools and racquet areas into expanded exercise areas and to a lesser extent retail and outpatient rehabilitation service areas, adding and upgrading exercise equipment, and refreshing interior and exterior finishes to improve club ambience, among others. The Company also intends to spend approximately $15 million to $25 million of the proceeds from the Offering over the next three years to open 15 to 25 new facilities based on its new prototype. These facilities are designed to cost less to construct and maintain than the Company's older facilities. The facilities are expected to range in size from 10,000 to 45,000 square feet and have the capacity to accommodate significantly more members than older clubs of the same size because the new facilities will contain only the most widely used amenities.

    - Increase Dues Revenues-- The Company believes that its dues are substantially less than those charged by its competitors and that it can significantly increase dues for its members who are beyond their initial financing period without any material loss in membership.

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

    - Continue Cost Reduction Policies-- The Company's operating costs and expenses for 1996 were more than $75 million lower than in 1994. Management believes that other opportunities exist to cut additional costs in the areas of administration, advertising and self-insured losses incurred.

GROWTH OPPORTUNITIES

The Company currently generates substantially all of its revenues from the sale of membership plans and the receipt of dues. Management believes that it can increase and diversify its revenues by leveraging its strong brand identity, extensive distribution infrastructure (approximately 320 facilities), significant member base (approximately four million members) and frequency of visitation (in excess of 100 million visits in 1996) by offering a number of ancillary products and services. In order to pursue these growth opportunities, the Company plans to:

    - Sell Nutritional Products-- The Company has successfully concluded test marketing certain nutritional products, predominantly vitamins and weight control supplements, and is launching the sale of these products to members through its fitness centers and telemarketing.

    - Provide Outpatient Rehabilitation Services-- The Company plans to contract with providers of health care programs and services whereby certain of the Company's existing facilities will also be used for comprehensive outpatient rehabilitation services. The Company believes it has opportunities with a number of third party providers and managers of health care programs and services to provide similar outpatient rehabilitation services in additional fitness centers, and expects to offer these services within three years to members and non-members alike in up to 100 of its facilities primarily using equipment already on-hand. Among others, the Company has recently contracted with Continucare Corporation to provide such services in certain, initially four, of the Company's fitness centers. The Company plans to spend approximately $1 million of the proceeds from the Offering to upgrade an initial group of its facilities to provide rehabilitation services.

    - Offer Other Goods and Services-- The Company plans to sell work-out and related apparel and market certain financial services and direct marketing programs provided by third parties to its members such as a co-branded credit card, credit life insurance, dining clubs and ATMs in its clubs through in-club sales efforts and direct marketing programs.

The Company has entered into agreements with various entities to test market the provision by third parties of financial services to its members including the sale of credit life insurance, pursuant to which a participant's unpaid credit card debts are paid-off if the participant dies. The programs are typically designed such that the Company shares in either the revenue generated by or net profit resulting from members purchasing the offered services. Test marketing and, ultimately, the provision of services of this type by third parties to the Company's members do not require significant capital expenditures by the Company. Consequently, the Company expects to explore the sale of other similar or complimentary services and expects to make those products that are most successful available to all of its members.

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

PROPERTIES

The Company operates approximately 320 fitness centers in 27 states and Canada. The Company owns approximately 30 fitness centers and leases either the land or the building or both for the remainder of its fitness centers. Aggregate rent expense (including office and administrative space) was $86.7 million, $85.9 million and $83.3 million for 1996, 1995 and 1994, respectively. Most leases require the Company to pay real estate taxes, insurance, maintenance and, in the case of shopping center and office building locations, common area maintenance fees. A limited number of leases also provide for percentage rental based on receipts. Various leases also provide for rent adjustments based on changes in the Consumer Price Index, most with limits provided to protect the Company. Two fitness centers each accounted for between 1% to 2% of the Company's net revenues during 1996. The Company believes its properties are adequate for its current membership.

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

SEASONAL MEMBERSHIP FEE ORIGINATIONS

Historically, the Company has experienced greater membership fee originations in the first quarter and lower membership fee originations in the fourth quarter. Certain of the new initiatives the Company plans to undertake may have the effect of further increasing the seasonality of the Company's business.

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

The provision of rehabilitation services is affected by federal, state and local laws and regulations concerning the development and operation of physical rehabilitation health programs, licensing, certification and reimbursement and other matters, which may vary by jurisdiction and which are subject to periodic revision. The opening of a rehabilitation facility may require approval from state and/or local governments and re-licensure from time to time, both of which may be subject to a number of conditions. In addition, a substantial number of recipients of rehabilitation services have fees paid by governmental programs as well as private third-party payors. Governmental reimbursement programs (including Medicare and Medicaid) generally require facilities and services to meet certain standards promulgated by the federal and/or state government. Additionally, reimbursement levels by governmental and private third-party payors are subject to change which could limit or reduce reimbursement levels and could have a material adverse effect on the demand for rehabilitation services. Further, in a number of states and in certain circumstances pursuant to federal law, the referral of patients to rehabilitation services is subject to limitations imposed by law, the violation of which may, in certain circumstances, constitute a felony. Recently, federal and state governments have focused significant attention on health care reform and costs control. These proposals include cut-backs to Medicare and Medicaid programs. It is uncertain at this time what legislation and health care reform may ultimately be enacted or whether other changes in the administration or interpretation of government health care programs will occur. There can be no assurance that future health care legislation or other changes in the administration or interpretation of government health care programs will not have a material adverse effect on the provision of rehabilitation services by the Company.

ITEM 3.  LEGAL PROCEEDINGS

A class action entitled Jackson v. Health & Tennis Corporation of America was filed in the state district court in Bexar County, Texas on May 8, 1995. The complaint alleges that the defendant, a subsidiary of the Company, charged excessive amounts on its financed memberships in violation of the Texas Credit Code and the Texas Deceptive Trade Practices--Consumer Protection Act. The relief sought is damages equal to the alleged overpayments and statutory remedies. The Company is currently unable to estimate the amount sought in this action because the potential size of the class and the amount of damages for each member of the putative class are currently unknown. The Company is vigorously defending this action. The outcome of this litigation is not currently determinable and, consequently, the Company cannot predict whether it will have a material adverse effect on the Company's financial condition or results of operations in any future period.

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

PART II

ITEM 6.  SELECTED FINANCIAL DATA


                                           YEARS ENDED DECEMBER 31,
                                ------------------------------------------------
                                 1996       1995      1994       1993      1992
                                ------     ------    ------     ------    ------
                               (Dollar amounts in millions, except per share data)
                                                 (As restated)(a)
STATEMENT OF OPERATIONS DATA
Net revenues                    $640.2     $653.6    $682.0     $666.7    $688.6
Depreciation and amortization     55.9       57.4      58.9       60.4      57.8
Operating income (loss)           20.0        5.2     (16.1)     (18.1)    (19.3)
Loss before extraordinary
  item and cumulative
  effect on prior years
  of change in accounting
  for income taxes (b)(c)        (24.9)     (31.4)    (39.5)     (31.4)    (33.6)
Loss per common share (pro
  forma for 1995 and 1994)(d)    (2.04)     (3.25)    (4.61)

BALANCE SHEET DATA
  (AT END OF YEAR)
Cash and equivalents            $ 16.5     $ 21.3    $ 12.8    $  11.0   $  10.7
Installment contracts
  receivable, net                300.2      303.4     284.1      322.7     327.8
Total assets                     893.3      936.5     951.0    1,016.7   1,012.4
Long-term debt, less
  current maturities             376.4      368.0     289.7      305.7     269.8
Stockholders' equity (c)          24.2       31.7      34.8       50.6     146.8

OTHER FINANCIAL DATA
EBITDA(e)                       $ 75.9     $ 62.6    $ 42.8     $ 42.3    $ 38.5
Cash provided by (used in):
  Operating activities            (5.3)      (9.9)     32.8       49.9      64.5
  Investing activities            (9.8)     (42.1)    (21.4)     (36.1)    (25.1)
  Financing activities            10.4       60.4      (9.6)     (13.6)    (41.8)

------------


(a) The selected financial data presented herein have been restated to reflect a change in the Company's method of recognizing membership revenue. See "Consolidated Financial Statements".

(b) In 1995, the Company recognized a net extraordinary gain on extinguishment of debt consisting of (i) a gain (net of taxes) of $9.9 million ($.81 per share) resulting from indebtedness owed Entertainment which was forgiven as part of the December 1996 merger of Entertainment with and into Hilton Hotels Corporation and (ii) a charge (net of taxes) of $4.2 million ($.35 per share) resulting from the refinancing of the Company's prior securitization facility by a new securitization facility. In 1993, the Company recognized an extraordinary loss on extinguishment of debt of $6.0 million (net of taxes) resulting from a refinancing of certain indebtedness.

(c) In 1993, the Company changed its method of accounting for income taxes as required by Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." As permitted by SFAS No. 109, the Company elected to use the cumulative effect approach rather than to restate the consolidated financial statements of any prior years to apply the provisions of SFAS No. 109, which resulted in a charge of $69.0 million in 1993.

(d) The net loss for the years ended December 31, 1995 and 1994 reflects a federal income tax benefit arising from the Company's prior tax sharing agreement with Entertainment of $7.1 million and $15.2 million, respectively. Pro forma loss per common share (which is unaudited) was calculated giving effect to (i) adjustments made to reflect the income tax provision/benefit as if the Company had filed its own separate consolidated income tax return for each year and (ii) the distribution of 11,845,161 shares of Common Stock to Entertainment stockholders as if such distribution had taken place as of the beginning of each year.

(e) EBITDA is defined as operating income (loss) before depreciation and amortization. The Company has presented EBITDA supplementally because management believes this information is useful given the significance of the Company's depreciation and amortization and because of its highly leveraged financial position. These data should not be considered as an alternative to any measure of performance or liquidity as promulgated under generally accepted accounting principles (such as net income/loss or cash provided by/used in operating, investing and financing activities), nor should they be considered as an indicator of the Company's overall financial performance. Also, the EBITDA definition used herein may not be comparable to similarly titled measures reported by other companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The primary strategic initiative of management involves improving the results of its core business and, as capital is available, replicating the profitable new fitness center model through expansion. In 1993, the Company began building more efficient fitness centers by eliminating pools and other wet areas and racquet sports (all of which are costly to build and maintain and which have significantly lower utilization rates), and replacing much of that space with expanded workout areas which receive a higher degree of member use. At approximately the same time, the Company emphasized member payment plans using EFT for financed initial membership fees by adjusting sales commissions and member incentives. The Company's experience has indicated better collection results for financed memberships sold under EFT plans compared to those sold with standard coupon book payment plans. EFT-financed memberships represented approximately 51% of the total financed initial membership fee contracts in the receivables portfolio at December 31, 1996. Over the past several years, membership types and pricing options were standardized, making the selling process less complicated for both the customer and the sales personnel. In August 1994, the Company implemented a program to increase monthly dues for contracts sold after that date and in late 1995 began to curtail the practice of discounting dues for multiple year renewal offers. The Company believes all of these actions, certain of which reduced new membership unit sales and revenues, will ultimately improve cash flows and operating income.

In addition, management made certain changes designed to integrate operations and reduce operating costs including personnel costs, advertising expenses and other operating expenses. As part of its continuing cost reduction program, the Company began a long-term consolidation project in 1991 and computer conversion in 1994 for its regional service centers ("RSCs"). The consolidation of five RSCs into two remaining RSCs was completed in the third quarter of 1995, and the elimination of cost redundancies continued throughout 1996. The primary phase of the computer conversion was completed in the fourth quarter of 1995. With the addition of new hardware and software, the Company has streamlined its processing procedures and developed efficiencies that enable the RSCs to service members better while reducing costs.

Management also believes significant opportunities exist to increase revenues beyond those generated by the sale of memberships without significant capital expenditures. To capitalize on the Company's strong brand identity, extensive distribution infrastructure (approximately 320 facilities), significant member base (approximately four million members) and frequency of visitation (in excess of 100 million visits in 1996), management has begun to pursue the following growth opportunities: (i) the sale of nutritional products to its members through its fitness centers and telemarketing; (ii) the provision of comprehensive outpatient rehabilitation services to both members and non-members; and (iii) the sale of other goods and services, including apparel and other items in retail shops located within its fitness centers and certain financial services to its members.

RESULTS OF OPERATIONS

Accounting change

In connection with the Offering, the Staff of the Securities and Exchange Commission (the "SEC Staff") advised the Company it now requires all registrants operating fitness centers with membership plans that include initial membership fees to follow a "deferral method" of accounting with respect to the recognition of revenue from initial membership fees. The accompanying consolidated financial statements have been restated from those originally reported because this "deferral method" differed from the revenue recognition method historically used by the Company. See "Consolidated Financial Statements".

Comparison of the years ended December 31, 1996 and December 31, 1995

Net revenues for 1996 were $640.2 million compared to $653.6 million in 1995. The decrease in revenues results, in part, because the average number of fitness centers selling memberships decreased from 332 in 1995 to 322 in 1996, reflecting the closure of 25 older, typically smaller and less profitable facilities and the sale of a fitness center to Entertainment offset, in part, by the opening of 13 new, larger facilities over the two-year period. Initial membership fees originated decreased $29.7 million (7%) primarily due to a 12% decline in the number of contracts sold offset, in part, by a 6% increase in the average selling price as a result of the sale of more premium memberships. Dues collected increased $5.1 million (3%) over 1995 despite the 3% reduction in the average number of facilities operated, reflecting the Company's continuing strategy of increasing renewal dues. Finance charges earned decreased $.5 million (1%) in 1996 compared to 1995. Fees and other revenues decreased $1.3 million (8%) primarily due to the reduction of personal trainer revenue in 1996 as a result of temporarily outsourcing the service and non-recurring income in 1995 pertaining to insurance recoveries.

Operating income for 1996 was $20.0 million compared to $5.2 million in 1995. The increase of $14.8 million was due to a $28.3 million (4%) reduction in operating costs and expenses offset, in part, by the aforementioned decrease in revenues. The reduction in operating costs and expenses was achieved despite an $8.3 million increase in the provision for doubtful receivables and a $5.1 million charge related to restricted stock awards issued in conjunction with the Spin-off for which restrictions lapsed due to the increase in the market price of the Common Stock. Excluding the provision for doubtful receivables and charge related to restricted stock awards, operating costs and expenses decreased $41.6 million (7%) in 1996 compared to 1995 primarily due to reductions in fitness center operating expenses and member processing and collection center expenses. Fitness center operating expenses for 1996 decreased $30.1 million (8%) from 1995 primarily due to a reduction in payroll and related costs and other variable costs as a result of the continuing cost reduction program and the 3% reduction in the average number of fitness centers operated in 1996 compared to 1995. In addition, insurance expenses declined due to favorable experience in controlling general liability risks, and commissions decreased as a result of the decline in initial membership fees originated. Member processing and collection center expenses decreased $8.0 million (16%) primarily due to the aforementioned RSC consolidation and computer projects.

The provision for doubtful receivables for 1996 was $80.4 million compared to $72.1 million in 1995, an increase of $8.3 million (12%). Management believes the additional provision for doubtful receivables in 1996 adequately reserves for collection experience that may ultimately be realized from sales programs in general, and specifically from sales promotions allowing very low downpayments offered from time to time between July 1995 and October 1996 that have shown indications of underperforming historical collection experience.

Interest expense, net of capitalized interest, was $47.6 million in 1996 compared to $43.8 million in 1995, an increase of $3.8 million (9%) principally reflecting a higher average level of debt offset, in part, by lower average interest rates.

As a result of the Spin-off, the Company is no longer included in the consolidated federal income tax return of Entertainment and is required to file its own separate consolidated federal income tax return. Accordingly, the income tax benefit for 1996 reflects a benefit equal to the federal provision allocated to the extraordinary item (no additional benefit has been provided due to the uncertainty of tax loss realization), net of a state income tax provision. Pursuant to a tax sharing agreement with Entertainment, the effective rate of the income tax benefit for 1995 was lower than the U.S. statutory tax rate (35%) due principally to operating losses without a current year tax benefit and non-deductible amortization of costs in excess of acquired assets.

Comparison of the years ended December 31, 1995 and December 31, 1994

Net revenues for 1995 were $653.6 million compared to $682.0 million in 1994. Dues collected increased by $4.2 million (2%) reflecting the Company's strategy of increasing renewal dues. Initial membership fees originated decreased $20.0 million (5%) in 1995 primarily due to a 6% decline in the number of contracts sold offset, in part, by a 4% increase in the average selling price, generally reflecting the Company's strategy of realigning its sales mix to include more financed contracts and somewhat fewer cash contracts, although some promotions were offered with an emphasis on cash contracts. Management believes that initial membership fees originated were also negatively impacted by the general retail climate and increased competition. The average number of fitness centers selling memberships decreased from 336 in 1994 to 332 in 1995, reflecting the closure of 26 older, typically smaller facilities and the sale of a fitness center to Entertainment offset, in part, by the opening of 13 new, larger facilities over the two-year period.

Operating income for 1995 was $5.2 million compared to an operating loss of $16.1 million in 1994. The improvement of $21.3 million was due to a $49.8 million (7%) reduction in operating costs and expenses offset, in part, by the aforementioned decrease in revenues. Excluding the provision for doubtful receivables, operating costs and expenses decreased $18.0 million (3%) in 1995 compared to 1994 primarily due to a reduction in fitness center operating expenses. Fitness center operating expenses for 1995 decreased $10.6 million (3%) from 1994 primarily due to a reduction in salaries and other variable costs as a result of the continuing cost reduction program and, to a lesser extent, reduced commissions as a result of the decline in initial membership fees originated. In addition, member processing and collection center expenses decreased $1.8 million (4%) primarily due to the aforementioned RSC consolidation project.

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

Pursuant to a tax sharing agreement with Entertainment, the effective rates of the income tax benefit for 1995 and 1994 were lower than the U.S. statutory tax rate (35%) due principally to operating losses without a current year tax benefit and non-deductible amortization of costs in excess of acquired assets.

LIQUIDITY AND CAPITAL RESOURCES

The Company has no scheduled principal payments under its $200 million principal amount of 13% Senior Subordinated Notes due 2003 (the "13% Notes") until January 2003. Through July 1999, the principal amount of the certificates under the Company's securitization facility remains fixed at $160 million. In addition, the Company's revolving credit agreement, which provides for borrowings of up to $20 million, expires in June 1998. Accordingly, debt service requirements of the Company for the next twelve months are principally for interest and are expected to be approximately $51 million.

The Company's recent losses and the terms of its revolving credit agreement have limited the Company's ability to borrow significant amounts of additional funds. Consequently, the Company has been dependent on availability under its revolving credit agreement ($4.4 million at March 31, 1997) and its operations to provide for cash needs. The Company has managed liquidity requirements in recent years by utilizing membership plan discounting techniques designed to increase its cash sales and down- payments and to accelerate collections and dues payments to increase available cash reserves and, to a lesser extent, sales of non-strategic assets and sale/leaseback arrangements. Management believes use of these discounting techniques has had a negative impact on both current and long term results and, if needed in the future, such discounting and acceleration techniques may be increasingly costly and less effective.

The Company intends to expand and upgrade its facilities in order to increase its membership base and more effectively capitalize on its streamlined marketing and administrative functions. Using cash generated by operations and through leasing arrangements, management plans to make capital expenditures of approximately $10 million to $12 million over the next twelve months to maintain and make minor upgrades to the Company's existing facilities, which include exercise equipment upgrades, HVAC and other operating equipment upgrades and replacements, and locker room and workout area refurbishments, among others. For the last several years, the Company has spent $6 million to $15 million annually, as funds were available, to open new or replacement facilities. The Company expects to continue those expenditures as funds are available.

The Company filed a Registration Statement with the Securities and Exchange Commission to offer additional shares of its common stock which has not yet been declared effective. The Company intends to use (i) approximately $20 million to $30 million of the proceeds of the Offering for capital expenditures to develop 15 to 25 new facilities over the next three years and more extensively refurbish and make major upgrades to approximately 25% of its facilities over the next two years, (ii) $7.5 million to repay a loan to an affiliate of an underwriter of the Offering, (iii) as much as $3 million to support the introduction of new initiatives and (iv) the balance, if any, for general corporate and working capital purposes. The Company expects that completion of the Offering will alleviate the need to use the discounting techniques described above. Pending such uses, the Company may temporarily invest available funds from the Offering in short-term securities and/or reduce indebtedness under its revolving credit agreement.

FORWARD-LOOKING STATEMENTS

Forward-looking statements in this Form 10-K/A including, without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, among others, the following: general economic and business conditions; competition; success of operating initiatives, advertising and promotional efforts; existence of adverse publicity or litigation; acceptance of new product offerings; changes in business strategy or plans; quality of management; availability, terms, and development of capital; business abilities and judgment of personnel; changes in, or the failure to comply with, government regulations; regional weather conditions; and other factors mentioned in this Form 10-K/A. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

CASH EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION ("CASH EBITDA")

The indenture governing the 13% Notes requires the disclosure of information with respect to Cash EBITDA (as calculated using accounting principles in effect in January 1993, when the 13% Notes were issued) in this Form 10-K/A. Cash EBITDA should not be considered as an alternative to any measure of performance or liquidity as promulgated under generally accepted accounting principles (such as net income/loss or cash provided by/used in operating, investing and financing activities), nor should it be considered as an indicator of the Company's overall financial performance.

Cash EBITDA is calculated as follows (in millions):

                                                       Years ended December 31,
                                                      -------------------------
                                                        1996             1995
                                                      --------         --------

Loss before income taxes and
 extraordinary item                                   $  (27.6)        $  (38.6)
Adjustments to reconcile to Cash EBITDA:
 Interest expense (excluding $14.8
  million and $7.3 million of interest
  on the securitization facilities)                       32.8             36.5
 Depreciation and amortization                            55.9             57.4
 Provision for doubtful receivables                       80.4             72.1
 Increase in installment contracts
  receivable                                             (75.5)           (91.4)
 Decrease in deferred revenues                           (29.8)           (16.8)
 Decrease in deferred membership
  origination costs                                        4.1               .4
 Other non-cash items                                       .8              2.5
 Pro forma decrease in installment
  contracts receivable (related to
  securitization facilities)                              10.0            150.0
                                                      --------         --------
Cash EBITDA                                           $   51.1         $  172.1
                                                      ========         ========

Cash EBITDA was $51.1 million for 1996 compared to $172.1 million for 1995, a decrease of $121.0 million attributed to the $147.5 million net effect of the securitization facilities offset by increased collections (due to various operating improvements) and reduced cash expenditures. Accounting principles in January 1993 treated this type of financing as a sale, and therefore a reduction in receivables, rather than as indebtedness with related interest expense. Excluding the $10.0 million and $150.0 million reductions in receivables and adding back the related interest expense in 1996 and 1995, Cash EBITDA increased from $29.4 million in 1995 to $55.9 million in 1996.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


INDEX


                                                                 Reference

Report of independent auditors                                      18

Consolidated balance sheet                                          19

Consolidated statement of operations                                21

Consolidated statement of stockholders' equity                      22

Consolidated statement of cash flows                                23

Notes to consolidated financial statements                          25

Supplementary data:
 Quarterly consolidated financial information (unaudited)           41

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

The consolidated financial statements referred to above have been restated as discussed in the "Summary of significant accounting policies -- Restatement and Membership revenue recognition" notes to the consolidated financial statements.



                                                               ERNST & YOUNG LLP

Chicago, Illinois

February 25, 1997, except for the "Summary of signifi-cant accounting policies -- Restatement, Member-ship revenue recognition and Impact of recently issued accounting standards" and "Income taxes" notes, as to which the date is July 14, 1997

                      BALLY TOTAL FITNESS HOLDING CORPORATION

                             CONSOLIDATED BALANCE SHEET
                         (In thousands, except share data)
                                    (As restated)



                                                               DECEMBER 31,
                                                           --------------------
                                                             1996        1995
                                                           --------    --------

ASSETS

Current assets:
  Cash and equivalents                                     $ 16,534    $ 21,263
  Installment contracts receivable, net                     153,235     155,504
  Deferred income taxes                                                   6,953
  Other current assets                                       24,075      20,216
                                                           --------    --------
     Total current assets                                   193,844     203,936

Long-term installment contracts receivable, net             146,972     147,856

Property and equipment, at cost:
  Land                                                       22,550      22,550
  Buildings                                                 108,361     106,945
  Leasehold improvements                                    400,340     393,418
  Equipment and furnishings                                  99,073     119,253
                                                           --------    --------
                                                            630,324     642,166
  Accumulated depreciation and amortization                 304,865     293,698
                                                           --------    --------
     Net property and equipment                             325,459     348,468

Intangible assets, less accumulated
  amortization of $49,619 and $45,117                       105,725     110,227

Deferred income taxes                                        13,656

Deferred membership origination costs                        82,140      86,253

Other assets                                                 25,506      39,771
                                                           --------    --------
                                                           $893,302    $936,511
                                                           ========    ========
















                               See accompanying notes.

                       BALLY TOTAL FITNESS HOLDING CORPORATION

                       CONSOLIDATED BALANCE SHEET-(CONTINUED)
                          (In thousands, except share data)
                                  (As restated)



                                                               DECEMBER 31,
                                                           --------------------
                                                             1996        1995
                                                           --------    --------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                         $ 41,565    $ 43,740
  Income taxes payable                                        2,258       2,241
  Deferred income taxes                                      15,145
  Accrued liabilities                                        55,063      64,977
  Current maturities of long-term debt                        8,401       1,481
  Deferred revenues                                         265,465     285,153
                                                           --------    --------
     Total current liabilities                              387,897     397,592

Long-term debt, less current maturities                     376,397     368,032

Tax obligation to Bally Entertainment Corporation                        15,200

Deferred income taxes                                                     8,442

Other liabilities                                             6,824       7,596

Deferred revenues                                            98,032     107,960

Stockholders' equity:
  Preferred stock, $.10 par value; 10,000,000
    shares authorized; none issued--
      Series A Junior Participating; 300,000 shares
        authorized; none issued
  Common stock, $.01 par value; 60,200,000 shares
    authorized; 12,495,161 and 11,845,161 shares
    issued and outstanding                                      125         118
  Contributed capital                                       303,811     290,062
  Accumulated deficit                                      (277,733)   (258,491)
  Unearned compensation (restricted stock)                   (2,051)
                                                           --------    --------
     Total stockholders' equity                              24,152      31,689
                                                           --------    --------
                                                           $893,302    $936,511
                                                           ========    ========












                               See accompanying notes.

                      BALLY TOTAL FITNESS HOLDING CORPORATION

                        CONSOLIDATED STATEMENT OF OPERATIONS
                         (In thousands, except share data)
                                    (As restated)

                                                   YEARS ENDED DECEMBER 31,
                                             ----------------------------------
                                                1996        1995        1994
                                             ----------  ----------  ----------
Net revenues:
  Membership revenues--
    Initial membership fees on
      paid-in-full memberships originated    $   85,624  $   95,695   $ 102,961
    Initial membership fees on financed
      memberships originated                    290,378     309,974     322,752
    Dues collected                              182,909     177,783     173,549
    Change in deferred revenues                  29,791      16,813      26,975
                                             ----------  ----------  ----------
                                                588,702     600,265     626,237
  Finance charges earned                         36,405      36,889      34,877
  Fees and other                                 15,080      16,399      20,929
                                             ----------  ----------  ----------
                                                640,187     653,553     682,043
Operating costs and expenses:
  Fitness center operations                     366,466     396,564     407,119
  Member processing and collection centers       42,257      50,255      52,080
  Advertising                                    47,428      50,037      47,578
  General and administrative                     23,586      21,603      21,925
  Provision for doubtful receivables             80,350      72,145     103,930
  Depreciation and amortization                  55,940      57,359      58,856
  Change in deferred membership
    origination costs                             4,113         428       6,692
                                             ----------  ----------  ----------
                                                620,140     648,391     698,180
                                             ----------  ----------  ----------
Operating income (loss)                          20,047       5,162     (16,137)
Interest expense                                 47,644      43,750      38,556
                                             ----------  ----------  ----------
Loss before income taxes and
  extraordinary item                            (27,597)    (38,588)    (54,693)
Income tax benefit                               (2,700)     (7,188)    (15,213)
                                             ----------  ----------  ----------
Loss before extraordinary item                  (24,897)    (31,400)    (39,480)
Extraordinary gain on
  extinguishment of debt                          5,655
                                             ----------  ----------  ----------
Net loss                                     $  (19,242) $  (31,400) $  (39,480)
                                             ==========  ==========  ==========

Pro forma net loss reflecting income
  taxes on a separate return basis                       $  (38,469) $  (54,640)
                                                         ==========  ==========

Per common share (pro forma for 1995
  and 1994):
    Loss before extraordinary item           $    (2.04) $    (3.25) $    (4.61)
    Extraordinary gain on
      extinguishment of debt                        .46
                                             ----------  ----------  ----------
    Net loss                                 $    (1.58) $    (3.25) $    (4.61)
                                             ==========  ==========  ==========

Average common shares outstanding
  (pro forma for 1995 and 1994)              12,174,601  11,845,161  11,845,161
                                             ==========  ==========  ==========


                               See accompanying notes.

                        BALLY TOTAL FITNESS HOLDING CORPORATION

                    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                           (In thousands, except share data)
                                     (As restated)

                                           Common stock                     Retained       Unearned
                                        -------------------                 earnings     compensation      Total
                                          Number      Par     Contributed  (accumulated   (restricted   stockholders'
                                         of shares   value      capital      deficit)        stock)        equity
                                        ----------   ------   -----------  -----------   ------------   ------------

Balance at December 31, 1993,
 as originally reported                 19,000,000   $  190   $   238,007  $    23,118   $              $    261,315
Cumulative effect of change in
 accounting for membership revenue                                            (210,729)                     (210,729)
                                        ----------   ------   -----------  -----------   ------------   ------------
Balance at December 31, 1993, as
 restated                               19,000,000      190       238,007     (187,611)                       50,586
Net loss                                                                       (39,480)                      (39,480)
Settlement of
 pre-acquisition contingency                                       (7,669)                                    (7,669)
Forgiveness of income tax
 obligation by Bally
 Entertainment Corporation                                         31,400                                     31,400
                                        ----------   ------   -----------  -----------   ------------   ------------
Balance at December 31, 1994            19,000,000      190       261,738     (227,091)                       34,837
Net loss                                                                       (31,400)                      (31,400)
Effects of spin-off from Bally
 Entertainment Corporation:
  Forgiveness of income tax
   obligation by Bally
   Entertainment Corporation                                       44,507                                     44,507
  Increase in income tax
   valuation allowance due to
   adjustments to the income
   tax basis of certain assets                                    (20,147)                                   (20,147)
 Excess of sales price over
  historical basis of assets sold
  to Bally Entertainment Corporation                                3,892                                      3,892
 Reduction in number of shares
  issued and outstanding                (7,154,839)     (72)           72                                          -
                                        ----------   ------   -----------  -----------   ------------   ------------
Balance at December 31, 1995            11,845,161      118       290,062     (258,491)                       31,689
Net loss                                                                       (19,242)                      (19,242)
Common stock issued under long-term
 incentive plan                            650,000        7         4,389                      (4,396)             -
Capital contributions by Bally
 Entertainment Corporation                                          9,360                                      9,360
Amortization of unearned compensation                                                           2,345          2,345
                                        ----------   ------   -----------  -----------   ------------   ------------
Balance at December 31, 1996            12,495,161   $  125   $   303,811  $  (277,733)  $     (2,051)  $     24,152
                                        ==========   ======   ===========  ===========   ============   ============

                                See accompanying notes.

                        BALLY TOTAL FITNESS HOLDING CORPORATION

                         CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (In thousands)
                                     (As restated)


                                                     YEARS ENDED DECEMBER 31,
                                                --------------------------------
                                                  1996        1995        1994
                                                --------    --------    --------
OPERATING:
 Loss before extraordinary item                 $(24,897)   $(31,400)   $(39,480)
 Adjustments to reconcile to cash
  provided (used)-
   Depreciation and amortization, including
    amortization included in interest expense     59,124      60,701      60,760
   Provision for doubtful receivables             80,350      72,145     103,930
   Change in operating assets and liabilities   (119,764)   (112,922)    (94,150)
   Other, net                                       (114)      1,622       1,774
                                                --------    --------    --------
       Cash provided by (used in) operating
         activities                               (5,301)     (9,854)     32,834

INVESTING:
 Purchases and construction of property and
  equipment                                      (20,612)    (22,469)    (21,357)
 Reserve fund deposit refunded (paid) pursuant
  to securitization facility                      10,000     (20,000)
 Other, net                                          833         353         (19)
                                                --------    --------    --------
       Cash used in investing activities          (9,779)    (42,116)    (21,376)

FINANCING:
 Debt transactions -
  Proceeds from securitization facility          160,000     150,000
  Proceeds from other long-term borrowings         2,318
  Repayment of securitization facility          (153,613)
  Net repayments under revolving credit
   agreement                                                 (77,000)     (3,910)
  Repayments of other long-term debt              (2,299)     (5,917)     (5,149)
  Debt issuance costs                             (2,815)     (6,654)       (575)
                                                --------    --------    --------
       Cash provided by (used in)
         debt transactions                         3,591      60,429      (9,634)

 Equity transaction -
  Capital contribution by Bally
   Entertainment Corporation                       6,760
                                                --------    --------    --------
       Cash provided by (used in)
         financing activities                     10,351      60,429      (9,634)
                                                --------    --------    --------
Increase (decrease) in cash and equivalents       (4,729)      8,459       1,824
Cash and equivalents, beginning of year           21,263      12,804      10,980
                                                --------    --------    --------
Cash and equivalents, end of year               $ 16,534    $ 21,263    $ 12,804
                                                ========    ========    ========





                                See accompanying notes.

                        BALLY TOTAL FITNESS HOLDING CORPORATION

                   CONSOLIDATED STATEMENT OF CASH FLOWS-(CONTINUED)
                                    (In thousands)
                                     (As restated)


                                                     YEARS ENDED DECEMBER 31,
                                                --------------------------------
                                                  1996        1995        1994
                                                --------    --------    --------

SUPPLEMENTAL CASH FLOWS INFORMATION:

Changes in operating assets and liabilities,
  net of effects from acquisitions or
  sales, were as follows-
    Increase in installment contracts
     receivable                                $ (75,491)   $(91,422)   $(65,890)
    (Increase) decrease in other current and
     other assets                                 (4,063)      1,589      (3,081)
    Decrease in deferred membership
     origination costs                             4,113         428       6,692
    Decrease in accounts payable                    (475)       (498)        (85)
    Decrease in income taxes payable              (2,866)       (503)     (6,257)
    Increase (decrease) in accrued and other
     liabilities                                 (11,191)     (5,703)      1,446
    Decrease in deferred revenues                (29,791)    (16,813)    (26,975)
                                               ---------    --------    --------
                                               $(119,764)   $112,922)   $(94,150)
                                               =========    ========    ========

Cash payments for interest and income
  taxes were as follows-
    Interest paid                              $  44,604    $ 42,221    $ 36,499
    Interest capitalized                            (236)       (278)       (253)
    Income taxes paid (refunded), net                166      (6,685)     (8,956)

Investing and financing activities exclude
  the following non-cash activities-
    Forgiveness of income tax obligations by
      Bally Entertainment Corporation/Hilton
      Hotels Corporation                       $  15,200    $ 44,507    $ 31,400
    Acquisition of property and equipment
      through capital leases                       5,266       2,445
    Common stock issued under long-term
      incentive plan                               4,396
    Capital contribution by Bally
      Entertainment Corporation                    2,600
    Increase in income tax valuation allowance
      due to adjustments to the income tax
      basis of certain assets upon spin-off
      from Bally Entertainment Corporation                    20,147
    Excess of sales price over historical basis
      of assets sold to Bally Entertainment
      Corporation                                              3,892
    Reduction of intangible assets resulting
      from settlement of pre-acquisition
      contingency                                                         10,331




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

RESTATEMENT

The Staff of the Securities and Exchange Commission (the "SEC Staff") has advised the Company, in connection with a Registration Statement filed by the Company, it will now require all registrants operating fitness centers with membership plans that include initial membership fees to follow a "deferral method" of accounting with respect to the recognition of such initial membership fees. The Company's fitness centers primarily offer a dues membership, which permits members, upon paying initial membership fees, which may be financed, to maintain their membership on a month-to-month basis as long as monthly dues payments are made. Since 1985, the Company has recognized the initial membership fee portion of the membership as revenue at the time the membership was sold (when contractually enforceable) and deferred the dues portion of such membership (when the dues were waived or prepaid) under a method that approximated the "selling and service" method. In connection with the Registration Statement, the SEC Staff informed the Company it no longer agreed with this methodology and the Company should change its method of recognizing initial membership fees to a "deferral method", which recognizes the initial membership fee over the weighted average expected life of the memberships sold. Following a series of extensive discussions with the SEC Staff, the Company has agreed to restate its consolidated financial statements for all years presented to this new method. See "-- Membership revenue recognition". Accordingly, the accompanying consolidated financial statements have been restated from those originally reported to reflect the resolution of these discussions between the Company and the SEC Staff regarding revenue recognition methods. The deferral of historical revenues resulting from the change in the method of recognizing membership revenue had no impact on the Company's liquidity or cash flows; and summarized financial information illustrating

                        BALLY TOTAL FITNESS HOLDING CORPORATION

                 (All dollar amounts in thousands, except share data)




the effect of the restatement on the Company's consolidated financial statements is as follows:

                                    1996                 1995                  1994
                           --------------------  --------------------  --------------------
                               As                   As                    As
                           originally     As     originally     As     originally     As
                            reported   restated   reported   restated   reported   restated
                           ----------  --------  ----------  --------  ----------  --------

Financial position --
 Deferred membership
  origination costs        $       -  $ 82,140   $      -   $ 86,253
 Current deferred
  revenues                    55,927   265,465      61,881   285,153
 Long-term deferred
  revenues                    26,440    98,032      29,686   107,960
 Stockholders' equity        216,507    24,152     240,347    31,689
Results of operations --
 Net revenues              $ 625,640  $640,187   $ 661,740  $653,553   $ 661,505  $682,043
 Operating income (loss)       3,744    20,047       7,591     5,162     (37,248)  (16,137)
 Loss before extraordinary
  item                       (41,200)  (24,897)    (25,160)  (31,400)    (50,791)  (39,480)
 Net loss                    (35,545)  (19,242)    (25,160)  (31,400)    (50,791)  (39,480)
 Net loss per common share
  (pro forma for 1995 and
   1994)                       (2.92)    (1.58)      (3.08)    (3.25)      (6.44)    (4.61)

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

MEMBERSHIP REVENUE RECOGNITION

The Company's fitness centers primarily offer a dues membership, which permits members, upon paying initial membership fees, which may be financed, to maintain their membership on a month-to-month basis as long as monthly dues payments are made. Initial membership fees may be paid-in-full when members join or may be financed via installment contracts over periods ranging up to 36 months. Revenues from initial membership fees are deferred and recognized straight-line over the weighted average expected life of the memberships, which for paid-in-full memberships and financed memberships sold after December 31, 1993 has been calculated to be 36 months and 22 months, respectively (previously 34 months and 20 months, respectively). Costs directly related to the origination of memberships (substantially all of which are sales commissions paid, which are included in "Fitness center operations") are also deferred and are amortized using the same methodology as for initial membership fees described above. Dues revenue is recorded as monthly services are provided. Accordingly, when dues are prepaid, the prepaid portion is deferred and recognized over the applicable term. Installment contracts bear interest at, or are adjusted for financial accounting purposes at the time the contracts are sold to, rates for comparable consumer financing contracts. Unearned finance charges are amortized over the term of the contracts on the sum-of-the-months-digits method, which approximates the interest method.

Components of deferred revenues as of December 31, 1996 and 1995 are as follows:

                                       1996                            1995
                           -----------------------------  ------------------------------
                           Current  Long-term    Total     Current   Long-term   Total
                           -------- ---------   --------  --------   ---------  --------
Paid-in-full initial
  membership fees
  deferred                 $ 75,614  $55,278    $130,892  $ 81,563   $ 58,400   $139,963
Financed initial
  membership fees
  deferred                  148,251   31,981     180,232   162,918     35,967    198,885
Prepaid dues                 41,600   10,773      52,373    40,672     13,593     54,265
                           --------  -------    --------  --------   --------   --------
                           $265,465  $98,032    $363,497  $285,153   $107,960   $393,113
                           ========  =======    ========  ========   ========   ========

                        BALLY TOTAL FITNESS HOLDING CORPORATION

                 (All dollar amounts in thousands, except share data)





Components of the change in deferred revenues for the years ended December 31, 1996, 1995 and 1994 are as follows:

                                                        1996        1995         1994
                                                     ---------   ---------    ---------
Paid-in-full initial memberships fees --
    Originating                                      $ (85,624)  $ (95,695)   $(102,961)
    Recognized                                          94,870     116,608      138,654
                                                     ---------   ---------    ---------
      Decrease in deferral                               9,246      20,913       35,693

Financed initial membership fees --
    Originating                                       (290,378)   (309,974)    (322,752)
    Less provision for doubtful receivables             80,350      72,145      103,930
                                                     ---------   ---------    ---------
    Originating, net                                  (210,028)   (237,829)    (218,822)
    Recognized                                         228,681     220,885      215,270
                                                     ---------   ---------    ---------
      Decrease (increase) in deferral                   18,653     (16,944)      (3,552)

Decrease (increase) in prepaid dues                      1,892      12,844       (5,166)
                                                     ---------   ---------    ---------
Change in deferred revenues                          $  29,791   $  16,813    $  26,975
                                                     =========   =========    =========

Components of the change in deferred membership origination costs for the years ended December 31, 1996, 1995 and 1994 are as follows:

                                                        1996        1995         1994
                                                     ---------   ---------    ---------
Incurred (substantially all of which are
 sales commissions paid, which are included
 in "Fitness center operations")                     $ (77,257)  $ (82,720)   $ (85,704)
Amortized                                               81,370      83,148       92,396
                                                     ---------   ---------    ---------
Change in deferred membership origination costs      $   4,113   $     428    $   6,692
                                                     =========   =========    =========

INCOME TAXES

For tax periods after January 9, 1996, the Company is required to file its own separate consolidated federal income tax return. For tax periods prior to and including January 9, 1996, taxable income or loss of the Company was included in the consolidated federal income tax return of Entertainment. Pursuant to a tax sharing agreement with Entertainment, income taxes were allocated to the Company based on amounts the Company would pay or receive if it filed a separate consolidated federal income tax return, except that the Company received from Entertainment an amount equal to the tax benefit of the Company's net operating losses and tax credits, if any, that could be utilized in Entertainment's consolidated federal income tax return, whether or not such losses or credits could be utilized by the Company on a separate return basis. As a result of the Spin-off, the Company and Entertainment entered into the Tax Allocation and

                     BALLY TOTAL FITNESS HOLDING CORPORATION

              (All dollar amounts in thousands, except share data)




Indemnity Agreement that defines the parties' rights and obligations with respect to deficiencies and refunds of federal income taxes for tax periods through January 9, 1996. In connection therewith, Entertainment assumed substantially all responsibility for any federal income tax adjustments related to the Company for tax periods through January 9, 1996. The Tax Allocation and Indemnity Agreement was amended in 1996 to include a portion of the Company's losses in Entertainment's consolidated federal income tax return. As a result, capital contributions totaling $9,360 were received by the Company ($6,760 in cash and $2,600 as an offset to certain indebtedness) representing a portion of the benefit that Entertainment receives from the utilization of the Company's loss carrybacks.

LOSS PER COMMON SHARE

Loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year, which totaled 12,174,601 shares for 1996. Certain restricted stock was issued subject to forfeiture unless certain conditions are met. These contingent shares are considered common stock equivalents and are excluded from the loss per share computation until the conditions are met because their effect would be anti-dilutive.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", which provides new accounting and reporting standards for sales, securitizations, and servicing of receivables and other financial assets, secured borrowing and collateral transactions, and extinguishments of liabilities occurring after December 31, 1996. SFAS No. 125 addresses whether a transfer of financial assets constitutes a sale and, if so, the determination of any resulting gain or loss. SFAS No. 125 is based on a "financial-components approach" that focuses on control. Under this approach, following a transfer of financial assets (including portions of financial assets), an entity recognizes the assets it controls and liabilities it has incurred, and derecognizes financial assets for which control has been surrendered and financial liabilities that have been extinguished. The Company has determined that SFAS No. 125 does not have any impact on the accounting for its securitization facility.

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

ACCRUED LIABILITIES
                                                             1996        1995
                                                           --------    --------

Payroll and benefit-related liabilities                    $ 16,384    $ 18,263
Interest                                                     11,938      12,041
Taxes other than income taxes                                 3,853       7,389
Other                                                        22,888      27,284
                                                           --------    --------
                                                           $ 55,063    $ 64,977
                                                           ========    ========

LONG-TERM DEBT
                                                             1996        1995
                                                           --------    --------
Nonsubordinated:
  Securitization facility                                  $160,000    $150,000
  Revolving credit agreement                                    -           -
  Capital lease obligations                                   6,686       2,176
  Other secured and unsecured obligations                    18,112      17,337
Subordinated:
  13% Senior Subordinated Notes due 2003                    200,000     200,000
                                                           --------    --------
Total long-term debt                                        384,798     369,513
Current maturities of long-term debt                         (8,401)     (1,481)
                                                           --------    --------
Long-term debt, less current maturities                    $376,397    $368,032
                                                           ========    ========

In December 1996, the Company refinanced its $150,000 securitization facility by completing a private placement of asset-backed securities (the "Securitization") pursuant to which $145,500 of 8.43% Accounts Receivable Trust Certificates and $14,500 of Floating Rate Accounts Receivable Trust Certificates (the "Floating Certificates")

                     BALLY TOTAL FITNESS HOLDING CORPORATION

              (All dollar amounts in thousands, except share data)




were issued as undivided interests in the H&T Master Trust (the "Trust"). The Floating Certificates bear interest (8.175% at December 31, 1996) at 2.57% above the London Interbank Offer Rate ("LIBOR"), with the interest rate on the Floating Certificates capped at 9.43% pursuant to an interest rate cap agreement. The Trust was created for the issuance of asset-backed securities and was formed pursuant to a pooling and servicing agreement. The Trust includes a portfolio of substantially all of the Company's installment contracts receivable from membership sales and the proceeds thereof. The amount by which installment contracts receivable in the Trust exceed the $160,000 principal amount of certificates issued by the Trust is generally retained by the Company. The Company services the installment contracts receivable held by the Trust and earns a servicing fee which approximates the servicing costs incurred by the Company. Through July 1999, the principal amount of the certificates remains fixed and collections of installment contracts receivable flow through to the Company in exchange for the securitization of additional installment contracts receivable, except that collections are first used to fund interest requirements. The amortization period commences in August 1999, after which collections of installment contracts receivable will be used first to fund interest requirements and then to repay principal on the certificates. The amortization period ends upon the earlier to occur of the certificates being repaid in full or August 2002.

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

INCOME TAXES

The income tax provision (benefit) applicable to loss before income taxes and extraordinary item consists of the following:

                                                 1996        1995        1994
                                               --------    --------    --------

Federal (all current)                          $ (3,050)   $ (7,069)   $(15,160)
State and other (all current)                       350        (119)        (53)
                                               --------    --------    --------
                                               $ (2,700)   $ (7,188)   $(15,213)
                                               ========    ========    ========

                     BALLY TOTAL FITNESS HOLDING CORPORATION

              (All dollar amounts in thousands, except share data)




Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial accounting and income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 1996 and 1995, along with their classification, are as follows:

                                           1996                    1995
                                   --------------------    --------------------
                                    ASSETS  LIABILITIES     ASSETS  LIABILITIES
                                   -------- -----------    -------- -----------
Installment contract revenues      $ 27,466    $           $ 73,503    $
Amounts not yet deducted for
  tax purposes:
     Bad debts                       33,509                  48,630
     Other                           14,275                  13,253
Amounts not yet deducted for
  book purposes:
     Deferred membership
      origination costs                          32,412                  38,064
Depreciation and capitalized
  costs                                           2,308                   5,791
Tax loss carryforwards              118,313                  49,817
Other, net                                        1,460                   2,012
                                   --------    --------    --------    --------
                                    193,563    $ 36,180     185,203    $ 45,867
                                               ========                ========
Valuation allowance                (158,872)               (140,825)
                                   --------               ---------
                                   $ 34,691                $ 44,378
                                   ========                ========

Current                            $  7,420    $ 22,565    $ 33,964    $ 27,011
Long-term                            27,271      13,615      10,414      18,856
                                   --------    --------    --------    --------
                                   $ 34,691    $ 36,180    $ 44,378    $ 45,867
                                   ========    ========    ========    ========

Upon consummation of the Spin-off, a portion of Entertainment's federal tax loss and Alternative Minimum Tax ("AMT") credit carryforwards were allocated to the Company pursuant to U.S. Treasury Regulations. The amount of carryforwards allocated to the Company may ultimately be different as a result of Internal Revenue Service (the "IRS") adjustments. At December 31, 1996, estimated federal AMT credit and tax loss carryforwards of $2,987 and $243,508, respectively, have been recorded by the Company. The AMT credits can be carried forward indefinitely, while the tax loss carryforwards expire through 2011. In addition, the Company has substantial state tax loss carryforwards which begin to expire in 1997 and fully expire through 2011. Based upon the Company's past performance and the expiration dates of its carryforwards, the ultimate realization of all of the Company's deferred tax assets can not be assured. Accordingly, a valuation allowance has been recorded to reduce deferred tax assets to a level which, more likely than not, will be realized.

                     BALLY TOTAL FITNESS HOLDING CORPORATION

              (All dollar amounts in thousands, except share data)




A reconciliation of the income tax benefit with amounts determined by applying the U.S. statutory tax rate to loss before income taxes and extraordinary item is as follows:

                                                 1996        1995        1994
                                               --------    --------    --------

Benefit at U.S. statutory tax rate (35%)        $(9,659)   $(13,506)   $(19,143)
Add (deduct):
  Operating losses without a current year
    tax benefit                                   5,509       4,904       3,309
  State income taxes, net of related federal
    income tax effect and valuation allowance       770          96        (695)
  Amortization of cost in excess of acquired
    assets                                        1,411       1,391       1,393
  Prior years' taxes                                 (5)       (336)       (327)
  Other, net                                       (726)        263         250
                                               --------    --------    --------
Income tax benefit                             $ (2,700)   $ (7,188)   $(15,213)
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

                     BALLY TOTAL FITNESS HOLDING CORPORATION

              (All dollar amounts in thousands, except share data)




The Rights are not exercisable or transferable apart from the Common Stock until the occurrence of one of the following: (i) ten days (or such later date as may be determined by action of the Board of Directors of the Company prior to such time as any person or group of affiliated persons becomes an Acquiring Person) after the date of public announcement that a person (other than an Exempt Person, as defined below) or group of affiliated or associated persons has acquired, or obtained the right to acquire, beneficial ownership of 10% or more of the Common Stock (an "Acquiring Person"), or (ii) ten days after the date of the commencement of a tender offer or exchange offer by a person (other than an Exempt Person) or group of affiliated or associated persons, the consummation of which would result in beneficial ownership by such person or group of 20% or more of the outstanding shares of Common Stock. "Exempt Persons" include the Company, any subsidiary of the Company, employee benefit plans of the Company, directors of the Company on January 5, 1996 who are also officers of the Company, Entertainment and any person holding the warrant to purchase shares of Common Stock initially issued to Entertainment.

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

SFAS No. 123 requires pro forma net loss and loss per share information be provided as if the Company had accounted for stock options under the fair value method prescribed by SFAS No. 123, which for 1996 is $20,032 and $1.65, respectively. In addition, the weighted-average fair value of stock options granted in 1996 was $1.93 per share. The fair value for stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996: risk- free interest rate of 6.22%; no dividend yield; volatility factor of the expected market price of the Common Stock of 0.413; and a weighted-average expected life of the options of five years. Pro forma results under SFAS No. 123 in 1996 are not likely to be representative of future pro forma results because, for example, options vest over several years and additional awards may be made in future years.

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

In 1996, the Compensation Committee awarded 650,000 shares of restricted Common Stock to certain executive officers of the Company. Restrictions on these shares generally lapse based upon the market price of the Common Stock reaching certain targeted stock prices unless less than half of such shares awarded vest within two years after the date of grant, at which time a number of shares will vest so that the total number of vested shares equals 50% of the original grants. In addition, a recipient of these restricted stock awards will receive a cash payment from the Company upon the lapse of restrictions in an amount sufficient to insure that the recipient will receive the Common Stock net of all taxes imposed upon the recipient because of the receipt of such Common Stock and cash payment. Restrictions applicable to 433,355 of these shares generally lapsed upon reaching certain targeted stock prices in 1996 and, accordingly, the fair value of these shares ($2,345) was amortized to expense in connection therewith. The weighted-average fair value of restricted Common Stock awarded in 1996 was $4.87 per share as determined under SFAS No. 123.

                     BALLY TOTAL FITNESS HOLDING CORPORATION

              (All dollar amounts in thousands, except share data)




Prior to the Spin-off, certain officers and key employees of the Company participated in the 1989 Incentive Plan of Entertainment (the "1989 Plan"), pursuant to which Entertainment granted these individuals options (generally becoming exercisable in three equal annual installments commencing one year after the date of grant) to purchase Entertainment common stock at a price equal to the fair market value of the stock at the date of grant. Pursuant to the 1989 Plan, following the Spin-off, these officers and key employees no longer affiliated with Entertainment could no longer participate in this plan. As a result, their unexercisable options were cancelled on January 9, 1996, and their vested options terminated 90 days thereafter to the extent not exercised prior thereto.

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

LITIGATION

A class action entitled Jackson v. Health & Tennis Corporation of America was filed in the state district court in Bexar County, Texas on May 8, 1995. The complaint alleges that the defendant, a subsidiary of the Company, charged excessive amounts on its financed memberships in violation of the Texas Credit Code and the Texas Deceptive Trade Practices--Consumer Protection Act. The relief sought is damages equal to the alleged overpayments and statutory remedies. The Company is currently unable to estimate the amount sought in this action because the potential size of the class and the amount of damages for each member of the putative class are currently unknown. The Company is vigorously defending this action. The outcome of this litigation is not currently determinable and, consequently, the Company cannot predict whether it will have a material adverse effect on the Company's financial condition or results of operations in any future period.

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

In connection with the Spin-off, Entertainment purchased a fitness center from the Company for $6,200. The Company and Entertainment entered into a management agreement pursuant to which the Company provides certain administrative services to Entertainment in connection with the operation of this fitness center, including membership contract processing, membership card issuance, collections, processing cash receipts and renewal solicitation. Entertainment pays the Company a management fee equal to 4% of membership revenues and 2% of total revenues of this fitness center for these services, which was $279 for 1996. In addition, Entertainment purchased from the Company all of the shares of capital stock and warrants to purchase shares of capital stock of Holmes Place PLC owned by the Company, as well as a note receivable from Holmes Place PLC held by the Company, for $1,800. For financial accounting purposes, because of Entertainment's ownership interest at the time, the excess of the sales price over the historical net book value of the fitness center and Holmes Place PLC assets of $5,988 was accounted for as an increase to stockholders' equity, net of income taxes of $2,096.

In January 1996, the Company and Entertainment entered into a Transitional Services Agreement pursuant to which Entertainment provided the Company certain services for a period of one year following the Spin-off. The services provided to the Company by Entertainment included services relating to insurance, tax matters, accounting and other financial services and the administration of employee benefit programs. The Company provided payroll services to Entertainment during this period. The net amount charged to the Company by Entertainment in 1996 pursuant to the Transitional Services Agreement was $2,344, based on the costs incurred for such services. Prior to the Spin-off, the Company and Entertainment reimbursed each other for the proportionate share of costs (salaries, benefits, rent, etc.) related to employees performing functions on behalf of both companies, based on estimates of time spent on behalf of each company. The net amount charged to (by) Entertainment in 1995 and 1994 was $(3,045) and $1,510, respectively. The costs charged to (by) Entertainment varied in amount from year to year primarily due to changes in the time devoted to each company by personnel based on events at both companies. Management believes that the method used to allocate these costs was reasonable. In addition, certain of the Company's insurance coverage was obtained by Entertainment pursuant to corporate-wide programs and Entertainment charged the Company its proportionate share of the respective insurance premiums, which totaled $4,625, $5,668 and $7,176 for 1996, 1995 and 1994, respectively.

                     BALLY TOTAL FITNESS HOLDING CORPORATION

              (All dollar amounts in thousands, except share data)




Pursuant to the Transitional Services Agreement, the Company indemnified Entertainment against (i) debts and liabilities of the Company and (ii) liabilities relating to litigation currently pending or claims, controversies or other causes of action relating to the Company's business arising through the Distribution Date. The Transitional Services Agreement also provided for the payment by the Company of $15,200 due Entertainment under the prior tax sharing agreement (plus interest at 10% per annum from the Distribution Date). At the time of the Merger, the $15,200 of indebtedness was forgiven by Hilton, which the Company reflected as an extraordinary gain. The Company also paid interest, calculated primarily at a prime rate, on advances from Entertainment. Interest paid to Entertainment was $1,551, $430 and $720 for 1996, 1995 and 1994, respectively.

PRO FORMA INFORMATION (UNAUDITED)

The net loss for the years ended December 31, 1995 and 1994 reflects a federal income tax benefit arising from the Company's prior tax sharing agreement with Entertainment of $7,069 and $15,160, respectively. Pro forma net loss and related per share amounts have been presented on the consolidated statement of operations giving effect to (i) adjustments made to reflect the income tax provision/benefit as if the Company had filed its own separate consolidated income tax return for each year and (ii) the distribution of 11,845,161 shares of Common Stock to Entertainment stockholders as if such distribution had taken place as of the beginning of each year.

                         BALLY TOTAL FITNESS HOLDING CORPORATION

                                   SUPPLEMENTARY DATA

                QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED) (All
                   dollar amounts in millions, except share data)

                                               QUARTERS ENDED
                         -------------------------------------------------------------
                             MARCH 31,       JUNE 30,     SEPTEMBER 30,   DECEMBER 31,
                          -------------  --------------  --------------  -------------
                           1996   1995    1996    1995    1996    1995    1996   1995
                          ------ ------  ------  ------  ------  ------  ------ ------
                                                 (As restated)

Net revenues              $163.9 $165.1  $159.0  $160.2  $157.0  $163.2  $160.4 $165.1

Operating income (loss)       --    1.0     4.2     (.9)    3.0    (1.4)   12.8    6.4

Income (loss) before
  extraordinary item
  (pro forma for 1995)     (12.0)  (9.0)   (7.9)  (11.6)   (9.2)  (12.9)    4.2   (5.0)

Extraordinary gain on
  extinguishment of debt                                                    5.7

Net income (loss)
  (pro forma for 1995)     (12.0)  (9.0)   (7.9)  (11.6)   (9.2)  (12.9)    9.9   (5.0)

Per common share
  (pro forma for 1995):
    Income (loss) before
      extraordinary item   $(.98) $(.76)  $(.65)  $(.98)  $(.76) $(1.09)   $.35  $(.42)
    Extraordinary gain
      on extinguishment
      of debt                                                               .46
    Net income (loss)       (.98)  (.76)   (.65)   (.98)   (.76)  (1.09)    .81   (.42)

-------------


1. The quarterly consolidated financial information presented herein has been restated to reflect a change in the Company's method of recognizing membership revenue. See "Summary of significant accounting policies - Restatement" in notes to the consolidated financial statements.

2.   The Company's operations are subject to seasonal factors.

3. The Company was a wholly owned subsidiary of Entertainment until January 9, 1996, the date 11,845,161 shares of Common Stock were distributed by Entertainment in the Spin-off. For financial accounting purposes, the Company has reflected the effect of the Spin-off as of December 31, 1995.

4. Pro forma net loss and related per share amounts for each of the 1995 quarters were calculated giving effect to (i) adjustments made to reflect the income tax provision/benefit as if the Company had filed its own separate consolidated income tax return for each quarter and (ii) the distribution of 11,845,161 shares of Common Stock to Entertainment stockholders as if such distribution had taken place as of the beginning of each quarter.

5. The extraordinary gain on extinguishment of debt for the quarter ended December 31, 1996 consists of (i) a gain (net of taxes) of $9.9 million ($.81 per share) resulting from indebtedness owed Entertainment which was forgiven as part of the December 1996 merger of Entertainment with and into Hilton Hotels Corporation and (ii) a charge (net of taxes) of $4.2 million ($.35 per share) resulting from the December 1996 refinancing of the Company's securitization facility.

PART IV

ITEM 14.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)1. Index to Financial Statements

                                                                       Reference

      Report of independent auditors                                       18
      Consolidated balance sheet at December 31, 1996 and 1995             19
      For each of the three years in the period ended December 31, 1996:
            Consolidated statement of operations                           21
            Consolidated statement of stockholders' equity                 22
            Consolidated statement of cash flows                           23
      Notes to consolidated financial statements 25 Supplementary data:
        Quarterly consolidated financial information (unaudited)           41

(a)2. Index to Financial Statement Schedules

                                                                       Reference

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

     10.31 Employment Agreement effective as of March 20, 1997 between the Company and Cary A. Gaan.

     10.32 Letter Agreement dated as of December 28, 1994 between the Company and David M. Tolmie.

     10.33 Employment Agreement effective as of October 7, 1996 between the Company and John H. Wildman, Jr.

     10.34 Severance Agreement and Complete Release dated as of January 14 1997 between the Company and Michael G. Lucci, Sr.

    *10.35 Employment Agreement effective as of January 1, 1996 between the Company, Entertainment and Harold Morgan (filed as an exhibit to the Company's Quarterly Report on Form 10-Q, file no. 0-27478, for the quarter ended June 30, 1996).

     21     List of subsidiaries of the Company.

     23     Consent of Ernst & Young LLP.

     27     Restated Financial Data Schedule (filed electronically only).

----------

*   Incorporated herein by reference as indicated.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             BALLY TOTAL FITNESS HOLDING CORPORATION

Dated:  July 16, 1997        By:  /s/ Lee S. Hillman
                                 -------------------
                                 Lee S. Hillman
                                 President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. This report may be signed in multiple identical counterparts all of which, taken together, shall constitute a single document.

Dated:  July 16, 1997        By:  /s/ Lee S. Hillman
                                 -------------------
                                 Lee S. Hillman
                                 President, Chief Executive Officer and Director (principal executive officer)

Dated:  July 16, 1997        By:  /s/ John W. Dwyer
                                 ------------------
                                 John W. Dwyer
                                 Senior Vice President, Chief Financial Officer and Treasurer
                                 (principal financial officer)

Dated:  July 16, 1997        By:  /s/ Julie Adams
                                 ----------------
                                 Julie Adams
                                 Vice President and Controller
                                 (principal accounting officer)

Dated:  July 16, 1997        By:  /s/ Arthur M. Golberg
                                 ----------------------
                                 Arthur M. Goldberg
                                 Chairman of the Board of Directors

Dated:  July 16, 1997        By:  /s/ Aubrey C. Lewis
                                 --------------------
                                 Aubrey C. Lewis
                                 Director

Dated:  July 16, 1997        By:  /s/ J. Kenneth Looloian
                                 ------------------------
                                 J. Kenneth Looloian
                                 Director

Dated:  July 16, 1997        By:  /s/ James F. Mc Anally, M.D.
                                 -----------------------------
                                 James F. Mc Anally, M.D.
                                 Director

Dated:  July 16, 1997        By:  /s/ Liza M. Walsh
                                 ------------------
                                 Liza M. Walsh
                                 Director