Form 10-Q/A
period 1997-03-31
BALLY TOTAL FITNESS HOLDING CORP
filed 1997-07-16
CIK 770944

FORM 10-Q/A

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

                   BALLY TOTAL FITNESS HOLDING CORPORATION
              CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                               (In thousands)
                                (As restated)


                                                     March 31    December 31
                                                         1997           1996
                                                  -----------    -----------
                      ASSETS

Current assets:
  Cash and equivalents.........................   $     9,924    $    16,534
  Installment contracts receivable, less
    unearned finance charges of $26,887 and
    $24,467 and allowance for doubtful
    receivables and cancellations of $51,587
    and $48,471................................       161,962        153,235
  Other current assets.........................        28,314         24,075
                                                  -----------    -----------
    Total current assets.......................       200,200        193,844

Installment contracts receivable, less
  unearned finance charges of $12,508 and
  $11,382 and allowance for doubtful
  receivables and cancellations of $40,042
  and $37,624 .................................       155,049        146,972
Property and equipment, less accumulated
  depreciation and amortization of $312,628
  and $304,865.................................       320,666        325,459
Intangible assets, less accumulated
  amortization of $50,745 and $49,619..........       104,599        105,725
Deferred income taxes .........................        17,003         13,656
Deferred membership origination costs..........        82,442         82,140
Other assets...................................        24,988         25,506
                                                  -----------    -----------
                                                  $   904,947    $   893,302
                                                  ===========    ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable.............................   $    44,077    $    41,565
  Income taxes payable.........................         2,322          2,258
  Deferred income taxes........................        18,492         15,145
  Accrued liabilities..........................        49,631         55,063
  Current maturities of long-term debt.........         8,387          8,401
  Deferred revenues............................       267,456        265,465
                                                  -----------    -----------
    Total current liabilities..................       390,365        387,897

Long-term debt, less current maturities........       387,740        376,397
Other liabilities..............................         6,657          6,824
Deferred revenues..............................       101,706         98,032

Stockholders' equity...........................        18,479         24,152
                                                  -----------    -----------
                                                  $   904,947    $   893,302
                                                  ===========    ===========





                           See accompanying notes.

                   BALLY TOTAL FITNESS HOLDING CORPORATION
              CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                    (In thousands, except per share data)
                                (As restated)


                                                               Three months
                                                             ended March 31
                                                     ----------------------
                                                           1997        1996
                                                     ----------  ----------
Net revenues:
  Membership revenues -
    Initial membership fees on paid-in-full
      memberships originated........................ $   17,475  $   21,157
    Initial membership fees on financed
      memberships originated........................     95,568      87,178
    Dues collected..................................     47,788      43,416
    Change in deferred revenues.....................     (5,665)       (748)
                                                     ----------  ----------
                                                        155,166     151,003

  Finance charges earned............................      9,769       9,595
  Fees and other....................................      3,598       3,294
                                                     ----------  ----------
                                                        168,533     163,892

Operating costs and expenses:
  Fitness center operations.........................     95,924      95,214
  Member processing and collection centers..........      9,403      11,589
  Advertising.......................................     12,686      12,611
  General and administrative........................      5,921       5,789
  Provision for doubtful receivables................     25,537      24,478
  Depreciation and amortization.....................     13,065      13,676
  Change in deferred membership origination costs...       (302)        492
                                                     ----------  ----------
                                                        162,234     163,849
                                                     ----------  ----------
Operating income....................................      6,299          43

Interest expense....................................     11,879      11,849
                                                     ----------  ----------
Loss before income taxes............................     (5,580)    (11,806)

Income tax provision ...............................        100         150
                                                     ----------  ----------
Net loss............................................ $   (5,680) $  (11,956)
                                                     ==========  ==========

Net loss per common share........................... $     (.46) $     (.98)
                                                     ==========  ==========













                           See accompanying notes.

                       BALLY TOTAL FITNESS HOLDING CORPORATION
             CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
                          (In thousands, except share data)
                                    (As restated)








                                            Common stock                                  Unearned
                                         ------------------                             compensation     Total
                                           Number      Par     Contributed  Accumulated (restricted  stockholders'
                                         of shares    value      capital      deficit      stock)       equity
                                         ----------   -----    -----------  ----------- ------------ -------------

Balance at December 31, 1996...........  12,495,161   $ 125     $  303,811   $(277,733)   $  (2,051)    $  24,152

Net loss ..............................                                         (5,680)                    (5,680)

Issuance of common stock upon
 exercise of stock options.............       1,814                      7                                      7
                                         ----------   -----     ----------   ----------   ----------    ----------
Balance at March 31, 1997..............  12,496,975    $125     $  303,818   $(283,413)   $  (2,051)    $  18,479
                                         ==========   =====     ==========   ==========   ==========    ==========




















                               See accompanying notes.

                       BALLY TOTAL FITNESS HOLDING CORPORATION
                  CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                   (In thousands)
                                    (As restated)


                                                               Three months
                                                             ended March 31
                                                     ----------------------
                                                           1997        1996
                                                     ----------  ----------

OPERATING:
 Net loss........................................... $   (5,680) $  (11,956)
 Adjustments to reconcile to cash used -
  Depreciation and amortization, including
   amortization included in interest expense........     13,624      14,552
  Provision for doubtful receivables................     25,537      24,478
  Change in operating assets and liabilities........    (44,360)    (42,212)
                                                     ----------   ---------
     Cash used in operating activities..............    (10,879)    (15,138)

INVESTING:
 Purchases and construction of property
  and equipment.....................................     (6,842)     (7,172)
 Other, net.........................................        (55)        747
                                                     ----------  ----------
     Cash used in investing activities .............     (6,897)     (6,425)

FINANCING:
 Debt transactions -
  Net borrowings under revolving credit
   agreement........................................     12,000       9,000
  Proceeds from other long-term borrowings..........                  1,500
  Repayments of other long-term debt................       (834)       (310)
  Debt issuance costs...............................         (7)       (144)
                                                     ----------  ----------
     Cash provided by debt transactions.............     11,159      10,046

 Equity transaction -
  Proceeds from issuance of common stock upon
   exercise of stock options........................          7
                                                     ----------  ----------

     Cash provided by financing activities..........     11,166      10,046
                                                     ----------  ----------
Decrease in cash and equivalents....................     (6,610)    (11,517)
Cash and equivalents, beginning of period...........     16,534      21,263
                                                     ----------  ----------
Cash and equivalents, end of period................. $    9,924  $    9,746
                                                     ==========  ==========














                                     (continued)

                       BALLY TOTAL FITNESS HOLDING CORPORATION
           CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED) - (CONTINUED)
                                   (In thousands)
                                    (As restated)


                                                               Three months
                                                             ended March 31
                                                     ----------------------
                                                           1997        1996
                                                     ----------  ----------

SUPPLEMENTAL CASH FLOWS INFORMATION:

  Changes in operating assets and liabilities
    were as follows -
      Increase in installment contracts
       receivable................................... $  (42,341) $  (28,678)
      Increase in other current and other assets....     (4,414)       (747)
      (Increase) decrease in deferred
       membership origination costs.................       (302)        492
      Increase (decrease) in accounts payable.......      2,512      (8,344)
      Increase (decrease) in income taxes payable...         64        (930)
      Decrease in accrued and other liabilities.....     (5,544)     (4,753)
      Increase in deferred revenues.................      5,665         748
                                                     ----------  ----------
                                                     $  (44,360) $  (42,212)
                                                     ==========  ==========

  Cash payments for interest and income taxes
    were as follows -
      Interest paid................................. $   17,823  $   17,352
      Interest capitalized..........................       (288)        (55)
      Income taxes paid, net........................         36       1,080

  Investing and financing activities exclude the
    following non-cash transactions -
      Acquisition of property and equipment
       through capital leases....................... $      163  $    1,999

























                               See accompanying notes.

                       BALLY TOTAL FITNESS HOLDING CORPORATION
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
              (All dollar amounts in thousands, except share data)



BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of Bally Total Fitness Holding Corporation (the "Company") and the subsidiaries which it controls. The Company, through its subsidiaries, is a nationwide commercial operator of fitness centers with approximately 320 facilities concentrated in 27 states and Canada. The Company operates in one industry segment, and all significant revenues arise from the commercial operation of fitness centers, primarily in major metropolitan markets in the United States. Unless otherwise specified in the text, references to the Company include the Company and its subsidiaries. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1996.

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

RESTATEMENT

As more fully described in the "Summary of significant accounting policies Restatement and Membership revenue recognition" notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1996, following a series of extensive discussions with the Staff of the Securities and Exchange Commission (the "SEC Staff"), the Company has agreed to restate its condensed consolidated financial statements for all periods presented to reflect a change in the method of recognizing membership revenue. Summarized financial information illustrating the effect of the restatement on the Company's condensed consolidated financial statements is as follows:

                                          March 31, 1997           March 31, 1996
                                     ----------------------    ---------------------
                                         As                        As
                                     originally      As        originally     As
                                      reported    restated      reported   restated
                                     ----------   ---------    ----------  ---------
Financial position -
 Deferred membership origination
   costs............................. $      --   $ 82,442
 Current deferred revenues...........    54,005    267,456
 Long-term deferred revenues.........    25,529    101,706
 Stockholders' equity................   219,036     18,479

Results of operations -
 Net revenues........................  $177,321   $168,033      $171,081   $163,892
 Operating income....................    14,001      5,799         9,592         43
 Net income (loss)....................    2,522     (5,680)       (2,457)   (11,956)
 Net income (loss) per common
   share..............................      .19       (.46)         (.20)      (.98)

                     BALLY TOTAL FITNESS HOLDING CORPORATION
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
              (ALL DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)


In addition, the Company changed its first quarter 1997 application of Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", which provides new accounting and reporting standards for sales, securitizations, and servicing of receivables and other financial assets, secured borrowing and collateral transactions, and extinguishments of liabilities occurring after December 31, 1996. SFAS No. 125 addresses whether a transfer of financial assets constitutes a sale and, if so, the determination of any resulting gain or loss. SFAS No. 125 is based on a "financial- components approach" that focuses on control. Under this approach, following a transfer of financial assets (including portions of financial assets), an entity recognizes the assets it controls and liabilities it has incurred, and derecognizes financial assets for which control has been surrendered and financial liabilities that have been extinguished. The Company, based upon a series of consultations with its independent auditors, initially believed that under the Company's securitization facility, installment contracts receivable originating and being sold to a special purpose entity after December 31, 1996 qualified for "sale treatment" under SFAS No. 125. However, based upon Emerging Issues Task Force Issue 96-20 guidance, the Company and its independent auditors now believe that sales of installment contracts receivable after December 31, 1996 do not qualify for "sale treatment" under SFAS No. 125. As a result of this additional restatement of the Company's first quarter 1997 condensed consolidated financial statements, assets relating to installment contracts receivable and long-term debt each increased by approximately $30,000 at March 31, 1997, and finance charges earned and interest expense each increased by approximately $500 for the three months ended March 31, 1997.

SEASONAL FACTORS

The Company's operations are subject to seasonal factors and, therefore, the results of operations for the three months ended March 31, 1997 and 1996 are not necessarily indicative of the results of operations for the full year.

LOSS PER COMMON SHARE

Loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period, which totaled 12,279,131 shares and 12,170,161 shares for the three months ended March 31, 1997 and 1996, respectively. Certain restricted stock was issued subject to forfeiture unless certain conditions are met. These contingent shares are considered common stock equivalents and are excluded from the loss per share computation until the conditions are met because their effect would be anti-dilutive.

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share", which establishes new standards for computing and presenting earnings per share. SFAS No. 128 requires a dual presentation of basic earnings per share (computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period) and diluted earnings per share (computed similarly to fully diluted earnings per share pursuant to APB Opinion No. 15) on the face of the Company's statement of operations. The Company will adopt SFAS No. 128 in the fourth quarter of 1997; earlier application is not permitted. As computed under SFAS No. 128, basic and diluted loss per share for the three months ended March 31, 1997 each would have been $(.46) per share.

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

                       BALLY TOTAL FITNESS HOLDING CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                                RESULTS OF OPERATIONS


COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

Net revenues for the first quarter of 1997 were $168.5 million compared to $163.9 million in 1996, an increase of $4.6 million (3%). The average number of fitness centers selling memberships decreased from 324 in the first quarter of 1996 to 319 in the first quarter of 1997, reflecting the closure of 12 older, typically smaller and less profitable facilities offset, in part, by the opening of 6 new, larger facilities between January 1996 and March 1997. Initial membership fees originated increased $4.7 million (4%) in the 1997 quarter, consisting of an $8.4 million (10%) increase in financed memberships originated offset, in part, by a $3.7 million (17%) decrease in paid-in-full memberships originated. These results generally reflect management's current strategy of selling more financed membership plans and fewer discounted paid- in-full membership plans, which resulted in an 18% increase in the average selling price of contracts sold and a 14% decline in the number of contracts sold. Dues collected increased $4.4 million (10%) over 1996, reflecting the Company's continuing strategy of increasing renewal dues. Finance charges earned increased $.2 million (2%) in the 1997 quarter and fees and other revenues increased $.3 million (9%) from 1996.

Operating income for the first quarter of 1997 was $6.3 million compared to approximately break-even in 1996. The improvement of $6.3 million is due to the aforementioned increase in revenues and a $1.6 million (1%) decrease in operating costs and expenses, which is net of a $1.0 million increase in the provision for doubtful receivables. Excluding the provision for doubtful receivables, operating costs and expenses decreased $2.6 million (2%) from 1996 primarily due to a $2.2 million (19%) decrease in member processing and collection center expenses, which includes the realization in 1997 of the full effect of cost reductions achieved in connection with the completion of the primary phase of a computer conversion in late 1995. In addition, telephone expenses decreased as a result of renegotiated rates and fewer member service calls. Operating costs and expenses are expected to include a non-recurring charge during the second quarter or later in 1997, principally amortization, relating to the restricted stock awards issued in conjunction with the spin-off of the Company for which restrictions lapsed and vesting has yet to occur. The charge, which is based in part on the price of the Company's common stock at the time of future vesting, is not yet determinable.

The provision for doubtful receivables for the first quarter of 1997 was $25.5 million compared to $24.5 million in 1996, an increase of $1.0 million (4%) primarily due to the increase in initial membership fees originated on financed memberships. The rate of the Company's provision for doubtful receivables can vary from period to period. The Company estimates the ultimate realization of initial membership fees originated on financed memberships based upon a number of factors such as method of payment (EFT vs. coupon books) and amount of downpayment, among others. The Company continually analyzes the provision because initial membership fees can be paid to the Company in installments. Updated collection experience trends are reviewed each reporting period and, if necessary, the allowance is adjusted accordingly. Changes in the allowance as a percentage of gross receivables may result from various factors including significant near-term fluctuations in amounts of initial membership fees originated for financed memberships (historically, approximately 50% of financed memberships that default do so within 120 days of origination) or the timing or acceleration of write-offs. The Company believes the qualitative profile of its receivables portfolio at March 31, 1997 is generally improved from that in recent years due to more accounts paying by EFT and higher average downpayments.

Interest expense, net of capitalized interest, was $11.9 million for the first quarter of 1997 compared to $11.8 million in 1996, an increase of $.1 million (1%).

The income tax provision for the first quarter of 1997 and 1996 has been determined using the estimated annual effective tax rate for each year and reflects state income taxes only, as no federal benefit has been provided due to the uncertainty of tax loss realization.

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

FORWARD-LOOKING STATEMENTS

Forward-looking statements in this Form 10-Q/A including, without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, among others, the following: general economic and business conditions; competition; success of operating initiatives, advertising and promotional efforts; existence of adverse publicity or litigation; acceptance of new product offerings; changes in business strategy or plans;

                       BALLY TOTAL FITNESS HOLDING CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                          RESULTS OF OPERATIONS-(CONTINUED)


quality of management; availability, terms, and development of capital; business abilities and judgment of personnel; changes in, or the failure to comply with, government regulations; regional weather conditions; and other factors mentioned in this Form 10-Q/A. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

CASH EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION ("CASH EBITDA")

The indenture governing the 13% Notes requires the disclosure of information with respect to Cash EBITDA (as calculated using accounting principles in effect in January 1993, when the 13% Notes were issued) in this Form 10-Q/A. Cash EBITDA should not be considered as an alternative to any measure of performance or liquidity as promulgated under generally accepted accounting principles (such as net income/loss or cash provided by/used in operating, investing and financing activities), nor should it be considered as an indicator of the Company's overall financial performance.

Cash EBITDA is calculated as follows (in millions):

                                                             Three months
                                                             ended March 31
                                                         ----------------------
                                                            1997        1996
                                                         ----------  ----------

Loss before income taxes................................  $    (5.6) $    (11.8)
Adjustments to reconcile to Cash EBITDA:
  Interest expense (excluding $3.5
    million and $3.6 million of interest
    on the securitization facilities)...................        7.9         8.3
  Depreciation and amortization.........................       13.1        13.7
  Provision for doubtful receivables....................       25.5        24.5
  Increase in installment contracts
    receivable..........................................      (42.3)      (28.7)
  Increase in deferred revenues.........................        5.7          .7
  (Increase) decrease in deferred membership
    origination costs...................................        (.3)         .5
  Other non-cash items..................................         .1
                                                          ----------  ----------
Cash EBITDA.............................................  $     4.1   $     7.2
                                                          ==========  ==========

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

                       BALLY TOTAL FITNESS HOLDING CORPORATION

                             PART II.  OTHER INFORMATION



Item 6.  Exhibits and reports on Form 8-K

   (a)   Exhibits:

         27 Restated Financial Data Schedule for March 31, 1997 and 1996 (filed electronically only).

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