Form 10-Q
period 1997-06-30
BALLY TOTAL FITNESS HOLDING CORP
filed 1997-08-14
CIK 770944

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934 for the period ended June 30, 1997


                                       or


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

As of August 13, 1997, 20,522,930 shares of the registrant's common stock were outstanding.

                     BALLY TOTAL FITNESS HOLDING CORPORATION


                                      INDEX

                                                                        Page
                                                                      Number
                                                                      ------

PART I.  FINANCIAL INFORMATION

  Item 1.  Financial statements:

     Condensed consolidated balance sheet (unaudited)
       June 30, 1997 and December 31, 1996...........................      1

     Consolidated statement of operations (unaudited)
       Three months ended June 30, 1997 and 1996.....................      2

     Consolidated statement of operations (unaudited)
       Six months ended June 30, 1997 and 1996.......................      3

     Consolidated statement of stockholders' equity (unaudited)
       Six months ended June 30, 1997................................      4

     Consolidated statement of cash flows (unaudited)
       Six months ended June 30, 1997 and 1996.......................      5

     Notes to condensed consolidated financial statements
       (unaudited)...................................................      7

  Item 2.  Management's discussion and analysis of financial
              condition and results of operations....................      9


PART II.  OTHER INFORMATION

  Item 6.  Exhibits and reports on Form 8-K..........................     13


SIGNATURE PAGE.......................................................     14

                       BALLY TOTAL FITNESS HOLDING CORPORATION
                        CONDENSED CONSOLIDATED BALANCE SHEET
                                   (In thousands)
                                     (Unaudited)


                                                           June 30   December 31
                                                              1997          1996
                                                       -----------   -----------

                      ASSETS

Current assets:
  Cash and equivalents...............................  $     9,565   $    16,534
  Installment contracts receivable, less
    unearned finance charges of $26,406
    and $24,467 and allowance for doubtful
    receivables and cancellations of $49,832
    and $48,471......................................      161,499       153,235
  Other current assets...............................       32,648        24,075
                                                       -----------   -----------
    Total current assets.............................      203,712       193,844

Installment contracts receivable, less unearned
  finance charges of $12,339 and $11,382 and
  allowance for doubtful receivables and
  cancellations of $38,798 and $37,624...............      155,652       146,972
Property and equipment, less accumulated
  depreciation and amortization of $308,841
  and $304,865.......................................      317,720       325,459
Intangible assets, less accumulated
  amortization of $51,871 and $49,619................      103,473       105,725
Deferred income taxes................................       24,761        13,656
Deferred membership origination costs................       80,658        82,140
Other assets.........................................       24,237        25,506
                                                       -----------   -----------
                                                       $   910,213   $   893,302
                                                       ===========   ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable...................................  $    48,161   $    41,565
  Income taxes payable...............................        2,325         2,258
  Deferred income taxes..............................       26,250        15,145
  Accrued liabilities................................       52,155        55,063
  Current maturities of long-term debt...............       20,837         8,401
  Deferred revenues..................................      265,208       265,465
                                                       -----------   -----------
    Total current liabilities........................      414,936       387,897

Long-term debt, less current maturities..............      376,977       376,397
Other liabilities....................................        6,483         6,824
Deferred revenues....................................       98,540        98,032

Stockholders' equity.................................       13,277        24,152
                                                       -----------   -----------
                                                       $   910,213   $   893,302
                                                       ===========   ===========






                               See accompanying notes.

                     BALLY TOTAL FITNESS HOLDING CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)


                                                               Three months
                                                              ended June 30
                                                     ----------------------
                                                           1997        1996
                                                     ----------  ----------
                                                               (as restated)

Net revenues:
  Membership revenues -
    Initial membership fees on paid-in-full
      memberships originated........................ $   14,548   $  22,128
    Initial membership fees on financed
      memberships originated........................     79,993      70,728
    Dues collected..................................     49,069      42,226
    Change in deferred revenues.....................      4,720      10,907
                                                     ----------   ---------
                                                        148,330     145,989

  Finance charges earned............................      9,764       8,961
  Fees and other....................................      3,860       4,002
                                                     ----------   ---------
                                                        161,954     158,952

Operating costs and expenses:
  Fitness center operations.........................     93,444      92,186
  Member processing and collection centers..........      8,791       9,729
  Advertising.......................................     11,250      13,199
  General and administrative........................      6,306       4,300
  Provision for doubtful receivables................     22,028      19,942
  Depreciation and amortization.....................     15,007      13,996
  Change in deferred membership origination costs...      1,784       1,388
                                                     ----------   ---------
                                                        158,610     154,740
                                                     ----------   ---------
Operating income....................................      3,344       4,212

Interest expense....................................     10,544      12,051
                                                     ----------   ---------
Loss before income taxes............................     (7,200)     (7,839)

Income tax provision ...............................        100          99
                                                     ----------   ---------
Net loss............................................ $   (7,300)  $  (7,938)
                                                     ==========   =========

Net loss per common share........................... $     (.59)  $    (.65)
                                                     ==========   =========













                           See accompanying notes.

                     BALLY TOTAL FITNESS HOLDING CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)


                                                                 Six months
                                                              ended June 30
                                                     ----------------------
                                                           1997        1996
                                                     ----------  ----------
                                                               (as restated)

Net revenues:
  Membership revenues -
    Initial membership fees on paid-in-full
      memberships originated........................ $   32,023   $  43,285
    Initial membership fees on financed
      memberships originated........................    175,561     157,906
    Dues collected..................................     96,857      85,642
    Change in deferred revenues.....................       (945)     10,159
                                                     ----------   ---------
                                                        303,496     296,992

  Finance charges earned............................     19,533      18,556
  Fees and other....................................      7,458       7,296
                                                     ----------   ---------
                                                        330,487     322,844

Operating costs and expenses:
  Fitness center operations.........................    189,368     187,400
  Member processing and collection centers..........     18,194      21,318
  Advertising.......................................     23,936      25,810
  General and administrative........................     12,227      10,089
  Provision for doubtful receivables................     47,565      44,420
  Depreciation and amortization.....................     28,072      27,672
  Change in deferred membership origination costs...      1,482       1,880
                                                     ----------   ---------
                                                        320,844     318,589
                                                     ----------   ---------
Operating income....................................      9,643       4,255

Interest expense....................................     22,423      23,900
                                                     ----------   ---------
Loss before income taxes............................    (12,780)    (19,645)

Income tax provision ...............................        200         249
                                                     ----------   ---------
Net loss............................................ $  (12,980)  $ (19,894)
                                                     ==========   =========

Net loss per common share........................... $    (1.06)  $   (1.63)
                                                     ==========   =========













                           See accompanying notes.

                       BALLY TOTAL FITNESS HOLDING CORPORATION
                   CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                          (In thousands, except share data)
                                     (Unaudited)








                                         Common stock                                    Unearned
                                      ------------------                               compensation      Total
                                        Number      Par     Contributed   Accumulated  (restricted   stockholders'
                                      of shares    value      capital       deficit       stock)        equity
                                      ----------   -----    -----------   -----------  ------------  -------------

Balance at December 31, 1996.......   12,495,161   $ 125     $  303,811   $ (277,733)     $ (2,051)     $  24,152

Net loss...........................                                          (12,980)                     (12,980)

Issuance of common stock upon
 exercise of stock options.........       15,219                     54                                        54

Amortization of unearned
 compensation......................                                                          2,051          2,051
                                      ----------   -----     ----------   ----------      --------      ---------

Balance at June 30, 1997...........   12,510,380   $ 125     $  303,865   $ (290,713)     $     --      $  13,277
                                      ==========   =====     ==========   ==========      ========      =========

















                               See accompanying notes.

                   BALLY TOTAL FITNESS HOLDING CORPORATION
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                               (In thousands)
                                 (Unaudited)



                                                                 Six months
                                                              ended June 30
                                                     ----------------------
                                                           1997        1996
                                                     ----------  ----------
                                                               (as restated)

OPERATING:
 Net loss........................................... $  (12,980) $  (19,894)
 Adjustments to reconcile to cash used -
  Depreciation and amortization, including
   amortization included in interest expense........     29,236      29,274
  Provision for doubtful receivables................     47,565      44,420
  Change in operating assets and
    liabilities.....................................    (67,886)    (59,642)
                                                     ----------  ----------
     Cash used in operating activities..............     (4,065)     (5,842)

INVESTING:
 Purchases and construction of property
  and equipment.....................................    (13,060)    (11,450)
 Other, net.........................................        (93)        472
                                                     ----------  ----------
     Cash used in investing activities .............    (13,153)    (10,978)

FINANCING:
 Debt transactions -
  Net borrowings under revolving credit
   agreement........................................     12,000
  Proceeds from other long-term borrowings..........                  1,500
  Repayments of other long-term debt................     (1,798)       (897)
  Debt issuance costs...............................         (7)       (144)
                                                     ----------  ----------
     Cash provided by debt transactions.............     10,195         459

 Equity transactions -
  Proceeds from issuance of common stock upon
   exercise of stock options........................         54
  Capital contribution by Bally Entertainment
   Corporation......................................                  6,760
                                                     ----------  ----------
     Cash provided by financing activities..........     10,249       7,219
                                                     ----------  ----------
Decrease in cash and equivalents....................     (6,969)     (9,601)
Cash and equivalents, beginning of period...........     16,534      21,263
                                                     ----------  ----------
Cash and equivalents, end of period................. $    9,565  $   11,662
                                                     ==========  ==========











                                 (continued)

                   BALLY TOTAL FITNESS HOLDING CORPORATION
             CONSOLIDATED STATEMENT OF CASH FLOWS - (CONTINUED)
                               (In thousands)
                                 (Unaudited)


                                                                 Six months
                                                              ended June 30
                                                     ----------------------
                                                           1997        1996
                                                     ----------  ----------
                                                                (as restated)

SUPPLEMENTAL CASH FLOWS INFORMATION:

  Changes in operating assets and liabilities,
    net of effects from the sale of a
    fitness center, were as follows -
      Increase in installment contracts receivable.. $  (65,148) $  (41,746)
      Increase in other current and other assets....     (8,783)     (3,471)
      Decrease in deferred membership
       origination costs............................      1,482       1,880
      Increase (decrease) in accounts payable.......      6,596     (10,706)
      Increase (decrease) in income taxes payable...         67      (1,655)
      Increase (decrease) in accrued and other
       liabilities..................................     (3,045)      6,215
      Increase (decrease) in deferred revenues......        945     (10,159)
                                                     ----------  ----------
                                                     $  (67,886) $  (59,642)
                                                     ==========  ==========

  Cash payments for interest and income taxes
    were as follows -
      Interest paid................................. $   22,149  $   21,818
      Interest capitalized..........................       (892)       (163)
      Income taxes paid, net........................        133       1,904

  Investing and financing activities exclude the
    following non-cash transactions -
      Acquisition of property and equipment
       through capital leases/borrowings............ $    2,814  $    2,853

























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

All adjustments have been recorded which are, in the opinion of management, necessary for a fair presentation of the condensed consolidated balance sheet of the Company at June 30, 1997, its consolidated statements of operations for the three and six months ended June 30, 1997 and 1996, its consolidated statement of stockholders' equity for the six months ended June 30, 1997 and its consolidated statement of cash flows for the six months ended June 30, 1997 and 1996. All such adjustments were of a normal recurring nature.

The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles which require the Company's management to make estimates and assumptions that affect the amounts reported therein.
Actual results could vary from such estimates.

RESTATEMENT

As more fully described in the "Summary of significant accounting policies Restatement and Membership revenue recognition" notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1996, following a series of extensive discussions with the Staff of the Securities and Exchange Commission, the Company restated its condensed consolidated financial statements for periods prior to the issuance of its June 30, 1997 financial statements to reflect a change in the method of recognizing membership revenue. Summarized financial information illustrating the effect of the restatement on the Company's consolidated statements of operations for the three and six months ended June 30, 1996 is as follows:

                                            Three months            Six months
                                        ended June 30, 1996     ended June 30, 1996
                                       ---------------------   ---------------------
                                           As                      As
                                       originally     As       originally     As
                                       reported    restated    reported    restated
                                       ----------  ---------   ----------  ---------

Revenues.............................   $158,560   $158,952     $329,641   $322,844
Operating income.....................      5,156      4,212       14,748      4,255
Net loss.............................     (6,995)    (7,938)      (9,452)   (19,894)
Net loss per common share............       (.57)      (.65)        (.78)     (1.63)

In addition, certain reclassifications have been made to prior period financial statements to conform with the 1997 presentation.

                     BALLY TOTAL FITNESS HOLDING CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
              (All dollar amounts in thousands, except share data)
                                   (Unaudited)



SEASONAL FACTORS

The Company's operations are subject to seasonal factors and, therefore, the results of operations for the three and six months ended June 30, 1997 and 1996 are not necessarily indicative of the results of operations for the full year.

LOSS PER COMMON SHARE

Loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period, which totaled 12,314,465 shares and 12,170,161 shares for the three months ended June 30, 1997 and 1996, respectively, and 12,296,896 shares and 12,170,161 shares for the six months ended June 30, 1997 and 1996, respectively. Certain restricted stock was issued subject to forfeiture unless certain conditions were met. These contingent shares were considered common stock equivalents and were excluded from the loss per share computation until the conditions were met because their effect was anti-dilutive.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", which establishes new standards for computing and presenting earnings per share. SFAS No. 128 requires a dual presentation of basic earnings per share (computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period) and diluted earnings per share (computed similarly to fully diluted earnings per share pursuant to APB Opinion No. 15) on the face of the Company's statement of operations. The Company will adopt SFAS No. 128 in the fourth quarter of 1997; earlier application is not permitted. As computed under SFAS No. 128, basic and diluted loss per share for the three and six months ended June 30, 1997 each would have been $.59 per share and $1.06 per share, respectively.

SUBSEQUENT EVENT

In August 1997, the Company issued 8,000,000 shares of its common stock through an underwritten public offering. The offering provided proceeds of approximately $90,000 after deducting the underwriting discount, which the Company intends to use for capital expenditures to develop new facilities and more extensively refurbish and upgrade existing facilities, to repay certain indebtedness, to support the introduction of new initiatives and for general corporate and working capital purposes.

                     BALLY TOTAL FITNESS HOLDING CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS



COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996

Net revenues for the second quarter of 1997 were $162.0 million compared to $159.0 million in 1996, an increase of $3.0 million (2%). The average number of fitness centers selling memberships decreased from 323 in the second quarter of 1996 to 318 in the second quarter of 1997, reflecting the closure of 10 older, typically smaller and less profitable facilities and the sale of a fitness center to a franchisee offset, in part, by the opening of 5 new, larger facilities between April 1996 and June 1997. Initial membership fees originated increased $1.7 million (2%) in the 1997 quarter, consisting of a $9.3 million (13%) increase in financed memberships originated offset, in part, by a $7.6 million (34%) decrease in paid-in-full memberships originated. These results generally reflect management's current strategy of selling more financed membership plans and fewer discounted paid-in-full membership plans, which resulted in a 19% increase in the average selling price of contracts sold and a 14% decline in the number of contracts sold. Dues collected increased $6.8 million (16%) over 1996, reflecting the Company's continuing strategy of increasing renewal dues. Finance charges earned increased $.8 million (9%) in the 1997 quarter due primarily to the increase in the size of the receivables portfolio.

Operating income for the second quarter of 1997 was $3.3 million compared to $4.2 million in 1996. The decrease of $.9 million is due primarily to a $3.4 million charge, principally non-recurring amortization, relating to restricted stock awards issued in conjunction with the spin-off of the Company (for which the remaining restrictions lapsed in June 1997 and vesting did not occur until August 1997) offset, in part, by the aforementioned increase in revenues. Excluding the charge related to restricted stock awards and the provision for doubtful receivables, operating costs and expenses decreased $1.6 million (1%) from 1996 primarily due to a $1.9 million decrease in advertising expenses due to reduced television spending and the elimination of certain agency fees in 1997. In addition, member processing and collection center expenses decreased $.9 million (10%), which includes decreases in telephone expenses (as a result of renegotiated rates and fewer member service calls), printing costs and equipment rental. Operating costs and expenses for the third quarter of 1997 are anticipated to include a final $2.9 million charge in connection with the August 1997 vesting of the restricted stock awards described above, and results from an increase in the market price of the Company's common stock through the vesting date.

The provision for doubtful receivables for the second quarter of 1997 was $22.0 million compared to $19.9 million in 1996, an increase of $2.1 million (11%) primarily due to the increase in initial membership fees originated on financed memberships.

Interest expense was $10.5 million for the second quarter of 1997 compared to $12.1 million in 1996, a decrease of $1.6 million (13%) primarily due to lower average interest rates and an increase in the amount of capitalized interest.

The income tax provision for the second quarter of 1997 and 1996 has been determined using the estimated annual effective tax rate for each year and reflects state income taxes only, as no federal benefit has been provided due to the uncertainty of tax loss realization.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996

Net revenues for the first six months of 1997 were $330.5 million compared to $322.8 million in 1996, an increase of $7.7 million (2%). The average number of fitness centers selling memberships decreased from 323 in the first six months of 1996 to 318 in the first six months of 1997, reflecting the closure of 13 older, typically smaller and less profitable facilities and the sale of a fitness center to a franchisee offset, in part, by the opening of 6 new, larger facilities between January 1996 and June 1997. Initial membership fees originated increased $6.4 million (3%) in the 1997 period, consisting of a $17.7 million (11%) increase in financed memberships originated offset, in part, by an $11.3 million (26%) decrease in paid-in-full memberships originated. These results generally reflect management's current strategy of selling more financed

                     BALLY TOTAL FITNESS HOLDING CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS - (CONTINUED)



membership plans and fewer discounted paid-in-full membership plans, which resulted in a 21% increase in the average selling price of contracts sold and a 14% decline in the number of contracts sold. Dues collected increased $11.2 million (13%) over 1996, reflecting the Company's continuing strategy of increasing renewal dues. Finance charges earned increased $1.0 million (5%) in the 1997 period due primarily to the increase in the size of the receivables portfolio.

Operating income for the first six months of 1997 was $9.6 million compared to $4.3 million in 1996. The increase of $5.3 million is due to the aforementioned increase in revenues offset, in part, by a $2.3 million (1%) increase in operating costs and expenses, which includes a $3.4 million charge, principally non-recurring amortization, relating to restricted stock awards issued in conjunction with the spin-off of the Company (for which the remaining restrictions lapsed in June 1997 and vesting did not occur until August 1997). Excluding the charge related to restricted stock awards and the provision for doubtful receivables, operating costs and expenses decreased $4.2 million (2%) from 1996 primarily due to a $3.1 million (15%) decrease in member processing and collection center expenses, which includes decreases in telephone expenses (as a result of renegotiated rates and fewer member service calls), equipment rental and printing costs. In addition, advertising expenses decreased $1.9 million (7%) due to reduced television spending and the elimination of certain agency fees in 1997.

The provision for doubtful receivables for the first six months of 1997 was $47.6 million compared to $44.4 million in 1996, an increase of $3.2 million (7%) primarily due to the increase in initial membership fees originated on financed memberships.

Interest expense was $22.4 million for the first six months of 1997 compared to $23.9 million in 1996, a decrease of $1.5 million (6%) primarily due to lower average interest rates and an increase in the amount of capitalized interest.

The income tax provision for the first six months of 1997 and 1996 has been determined using the estimated annual effective tax rate for each year and reflects state income taxes only, as no federal benefit has been provided due to the uncertainty of tax loss realization.

LIQUIDITY AND CAPITAL RESOURCES

The Company has no scheduled principal payments under its $200 million principal amount of 13% Senior Subordinated Notes due 2003 (the "13% Notes") until January 2003. The principal amount of the certificates under the Company's securitization facility remains fixed at $160 million through July 1999. The Company's revolving credit agreement, under which borrowings on the credit line totaled $12 million at June 30, 1997, expires in June 1998. Accordingly, debt service requirements (including interest) of the Company for the twelve months ending June 30, 1998 are approximately $64 million.

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

In addition, the Company issued 8,000,000 shares of its common stock in August 1997 through an underwritten public offering (the "Offering"). The Offering provided proceeds of approximately $90 million, after deducting the underwriting discount. The Company intends to use the proceeds of the Offering as follows:
(i) approximately $15 million to $25 million over the next three years for capital expenditures to open 15 to 25 new facilities, (ii) approximately $5 million to $10 million over the next two

                     BALLY TOTAL FITNESS HOLDING CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS - (CONTINUED)



years to extensively refurbish and make major upgrades to approximately 25% of its clubs, which include converting low-usage pools and racquet areas into expanded exercise areas and to a lesser extent retail and outpatient rehabilitation service areas, adding and upgrading exercise equipment, and refreshing interior and exterior finishes to improve club ambience, among others, (iii) $7.5 million to repay a loan from an affiliate of an underwriter of the Offering, (iv) as much as $3 million to support the introduction of new initiatives and (v) the balance for general corporate and working capital purposes. Pending such uses, the Company may temporarily invest available funds from the Offering in short-term securities and/or reduce indebtedness under its revolving credit agreement.

Prior to the Offering, the Company was dependent on availability under its revolving credit agreement and its operations to provide for cash needs. The Company has managed liquidity requirements in recent years by utilizing membership plan discounting techniques designed to increase its cash sales and down-payments and to accelerate collections and dues payments to increase available cash reserves and, to a lesser extent, sales of non-strategic assets and sale/leaseback arrangements. Management believes use of these discounting techniques has had a negative impact on both current and long term results, and that the proceeds provided by the Offering alleviate the need to continue the discounting techniques. Management also believes that the Company will be able to satisfy its debt service and capital expenditure requirements over the next twelve months.

FORWARD-LOOKING STATEMENTS

Forward-looking statements in this Form 10-Q including, without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward- looking statements. These factors include, among others, the following: general economic and business conditions; competition; success of operating initiatives, advertising and promotional efforts; existence of adverse publicity or litigation; acceptance of new product offerings; changes in business strategy or plans; quality of management; availability, terms, and development of capital; business abilities and judgment of personnel; changes in, or the failure to comply with, government regulations; regional weather conditions; and other factors described in filings of the Company with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

                       BALLY TOTAL FITNESS HOLDING CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS - (CONTINUED)



Cash EBITDA is calculated as follows (in millions):

                                                                      Six months
                                                                   ended June 30
                                                          ----------------------
                                                              1997       1996
                                                          ----------  ----------

Loss before income taxes................................. $   (12.8)  $   (19.6)
Adjustments to reconcile to Cash EBITDA:
  Interest expense (excluding $6.7
    million and $7.4 million of interest
    on the securitization facilities)....................      15.7        16.5
  Depreciation and amortization..........................      28.1        27.7
  Provision for doubtful receivables.....................      47.6        44.4
  Increase in installment contracts
    receivable...........................................     (65.1)      (41.7)
  Increase (decrease) in deferred revenues...............        .9       (10.2)
  Decrease in deferred membership
    origination costs....................................       1.5         1.9
  Other non-cash items...................................        .3          .8
                                                          ---------   ---------
Cash EBITDA.............................................. $    16.2   $    19.8
                                                          =========   =========

Cash EBITDA was $16.2 million for the first six months of 1997 compared to $19.8 million for 1996, a decrease of $3.6 million primarily attributed to decreased cash sales and accelerations on installment contracts receivable offset, in part, by an increase in renewal dues and a decrease in cash expenses.

                       BALLY TOTAL FITNESS HOLDING CORPORATION

                             PART II.  OTHER INFORMATION



Item 6.   Exhibits and reports on Form 8-K

   (a)    Exhibits:

          27.1 Financial Data Schedule for June 30, 1997
               (filed electronically only).
          27.2 Restated Financial Data Schedule for June 30, 1996
               (filed electronically only).

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



Dated: August 14, 1997