Form 10-Q
period 1997-09-30
BALLY TOTAL FITNESS HOLDING CORP
filed 1997-11-14
CIK 770944

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549



(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the period ended September 30, 1997


                                     or


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

As of October 31, 1997, 20,570,288 shares of the registrant's common stock were outstanding.

                   BALLY TOTAL FITNESS HOLDING CORPORATION

                                    INDEX


                                                                        Page
                                                                      Number
                                                                      ------

PART I.  FINANCIAL INFORMATION

  Item 1.  Financial statements:

     Condensed consolidated balance sheet (unaudited)
       September 30, 1997 and December 31, 1996......................      1

     Consolidated statement of operations (unaudited)
       Three months ended September 30, 1997 and 1996................      2

     Consolidated statement of operations (unaudited)
       Nine months ended September 30, 1997 and 1996.................      3

     Consolidated statement of stockholders' equity (unaudited)
       Nine months ended September 30, 1997..........................      4

     Consolidated statement of cash flows (unaudited)
       Nine months ended September 30, 1997 and 1996.................      5

     Notes to condensed consolidated financial statements
       (unaudited)...................................................      7

  Item 2.  Management's discussion and analysis of financial
              condition and results of operations....................      9


PART II.  OTHER INFORMATION

  Item 6.  Exhibits and reports on Form 8-K..........................     13


SIGNATURE PAGE.......................................................     14

                       BALLY TOTAL FITNESS HOLDING CORPORATION
                        CONDENSED CONSOLIDATED BALANCE SHEET
                                   (In thousands)
                                     (Unaudited)



                                                      September 30  December 31
                                                              1997         1996
                                                      ------------  -----------
                      ASSETS

Current assets:
  Cash and equivalents..............................    $   63,380    $   16,534
  Installment contracts receivable, less unearned
    finance charges of $28,030 and $24,467 and
    allowance for doubtful receivables and
    cancellations of $50,916 and $48,471............       166,043       153,235
  Other current assets..............................        35,336        24,075
                                                        ----------    ----------
    Total current assets............................       264,759       193,844

Installment contracts receivable, less unearned
  finance charges of $13,040 and $11,382 and
  allowance for doubtful receivables and
  cancellations of $40,092 and $37,624..............       160,725       146,972
Property and equipment, less accumulated
  depreciation and amortization of $310,078
  and $304,865......................................       303,336       325,459
Intangible assets, less accumulated
  amortization of $52,997 and $49,619...............       102,347       105,725
Deferred income taxes...............................        24,561        13,656
Deferred membership origination costs...............        83,781        82,140
Other assets........................................        25,518        25,506
                                                        ----------    ----------
                                                        $  965,027    $  893,302
                                                        ==========    ==========

       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..................................    $   40,378    $   41,565
  Income taxes payable..............................         2,418         2,258
  Deferred income taxes.............................        26,050        15,145
  Accrued liabilities...............................        51,468        55,063
  Current maturities of long-term debt..............         7,908         8,401
  Deferred revenues.................................       269,909       265,465
                                                        ----------    ----------
    Total current liabilities.......................       398,131       387,897

Long-term debt, less current maturities.............       371,765       376,397
Other liabilities...................................         6,343         6,824
Deferred revenues...................................        97,267        98,032

Stockholders' equity................................        91,521        24,152
                                                        ----------    ----------
                                                        $  965,027    $  893,302
                                                        ==========    ==========





                             See accompanying notes.

                     BALLY TOTAL FITNESS HOLDING CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)




                                                                Three months
                                                          ended September 30
                                                     -----------------------
                                                           1997         1996
                                                     ----------   ----------
                                                               (as restated)

Net revenues:
  Membership revenues -
     Initial membership fees on paid-in-full
       memberships originated...................... $   15,541    $   22,215
     Initial membership fees on financed
       memberships originated......................     91,032        73,583
     Dues collected................................     47,720        43,640
     Change in deferred revenues...................     (3,427)        5,357
                                                    ----------    ----------
                                                       150,866       144,795

  Finance charges earned...........................      9,983         9,142
  Fees and other...................................      4,298         2,702
                                                    ----------    ----------
                                                       165,147       156,639

Operating costs and expenses:
  Fitness center operations........................     99,382        94,140
  Member processing and collection centers.........     10,789        10,410
  Advertising......................................     10,735        10,979
  General and administrative.......................      8,753         5,021
  Provision for doubtful receivables...............     25,052        19,914
  Depreciation and amortization....................     12,631        13,447
  Change in deferred membership origination costs..     (3,123)          (35)
                                                    ----------    ----------
                                                       164,219       153,876
                                                    ----------    ----------
Operating income...................................        928         2,763

Interest income....................................        575           258
Interest expense...................................    (11,658)      (12,142)
                                                    ----------    ----------
Loss before income taxes...........................    (10,155)       (9,121)

Income tax provision ..............................       (100)         (116)
                                                    ----------    ----------
Net loss........................................... $  (10,255)   $   (9,237)
                                                    ==========    ==========

Net loss per common share.......................... $     (.60)   $     (.76)
                                                    ==========    ==========







                             See accompanying notes.

                     BALLY TOTAL FITNESS HOLDING CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)




                                                                 Nine months
                                                          ended September 30
                                                     -----------------------
                                                          1997          1996
                                                    ----------    ----------
                                                                (as restated)

Net revenues:
  Membership revenues -
     Initial membership fees on paid-in-full
       memberships originated....................... $   47,564   $   65,500
     Initial membership fees on financed
       memberships originated.......................    266,593      231,489
     Dues collected.................................    144,577      129,282
     Change in deferred revenues....................     (4,372)      15,516
                                                     ----------   ----------
                                                        454,362      441,787

  Finance charges earned............................     29,516       27,698
  Fees and other....................................     11,492        9,530
                                                     ----------   ----------
                                                        495,370      479,015

Operating costs and expenses:
  Fitness center operations.........................    288,750      281,540
  Member processing and collection centers..........     28,983       31,728
  Advertising.......................................     34,671       36,789
  General and administrative........................     20,980       15,110
  Provision for doubtful receivables................     72,617       64,334
  Depreciation and amortization.....................     40,703       41,119
  Change in deferred membership origination costs...     (1,641)       1,845
                                                     ----------   ----------
                                                        485,063      472,465
                                                     ----------   ----------
Operating income....................................     10,307        6,550

Interest income.....................................        839          726
Interest expense....................................    (34,081)     (36,042)
                                                     ----------   ----------
Loss before income taxes............................    (22,935)     (28,766)

Income tax provision ...............................       (300)        (365)
                                                     ----------   ----------
Net loss............................................ $  (23,235)  $  (29,131)
                                                     ==========   ==========

Net loss per common share........................... $    (1.68)  $    (2.39)
                                                     ==========   ==========







                             See accompanying notes.

                     BALLY TOTAL FITNESS HOLDING CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        (In thousands, except share data)
                                   (Unaudited)





                                         Common stock                                    Unearned
                                      ------------------                               compensation      Total
                                        Number      Par     Contributed   Accumulated  (restricted   stockholders'
                                      of shares    value      capital       deficit       stock)        equity
                                      ----------   -----    -----------   -----------  ------------  -------------

Balance at December 31, 1996.......   12,495,161    $ 125    $  303,811    $ (277,733)     $ (2,051)     $  24,152

Net loss...........................                                           (23,235)                     (23,235)

Issuance of common stock through
   public offering.................    8,000,000       80        88,310                                     88,390

Issuance of common stock upon
   exercise of stock options.......       51,886        1           162                                        163

Amortization of unearned
   compensation....................                                                           2,051          2,051
                                      ----------    -----    ----------    ----------      --------      ---------

Balance at September 30, 1997......   20,547,047    $ 206    $  392,283    $ (300,968)     $     --      $  91,521
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

                       BALLY TOTAL FITNESS HOLDING CORPORATION
                        CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (In thousands)
                                     (Unaudited)




                                                                 Nine months
                                                          ended September 30
                                                     -----------------------
                                                           1997         1996
                                                     ----------   ----------
                                                                (as restated)

OPERATING:
  Net loss.......................................... $  (23,235)  $  (29,131)
  Adjustments to reconcile to cash used -
    Depreciation and amortization, including
      amortization included in interest expense.....     42,517       43,546
    Provision for doubtful receivables..............     72,617       64,334
    Change in operating assets and
      liabilities...................................   (116,789)     (93,202)
    Other, net......................................        (75)
                                                     ----------   ----------
      Cash used in operating activities.............    (24,965)     (14,453)

INVESTING:
  Purchases and construction of property
    and equipment...................................    (18,720)     (13,346)
  Proceeds from sale of property and equipment......      4,939
  Other, net........................................                     564
                                                     ----------   ----------
      Cash used in investing activities ............    (13,781)     (12,782)

FINANCING:
  Debt transactions -
    Net borrowings under revolving credit
      agreement.....................................                  11,500
    Proceeds from other long-term borrowings........      7,500        1,500
    Repayments of other long-term debt..............    (10,203)      (1,577)
    Debt issuance costs.............................       (258)        (302)
                                                     ----------   ----------
      Cash provided by (used in) debt transactions..     (2,961)      11,121

  Equity transactions -
    Proceeds from issuance of common stock
      through public offering.......................     88,390
    Proceeds from issuance of common stock upon
      exercise of stock options.....................        163
    Capital contribution by Bally Entertainment
      Corporation...................................                   6,760
                                                     ----------   ----------
      Cash provided by financing activities.........     85,592       17,881
                                                     ----------   ----------
Increase (decrease) in cash and equivalents.........     46,846       (9,354)
Cash and equivalents, beginning of period...........     16,534       21,263
                                                     ----------   ----------
Cash and equivalents, end of period................. $   63,380   $   11,909
                                                     ==========   ==========



                                    (continued)



                       BALLY TOTAL FITNESS HOLDING CORPORATION
                 CONSOLIDATED STATEMENT OF CASH FLOWS - (CONTINUED)
                                   (In thousands)
                                     (Unaudited)




                                                                 Nine months
                                                          ended September 30
                                                     -----------------------
                                                           1997         1996
                                                     ----------   ----------
                                                                (as restated)

SUPPLEMENTAL CASH FLOWS INFORMATION:

  Changes in operating assets and liabilities,
    net of effects from the sale of a
    fitness center, were as follows -
      Increase in installment contracts
        receivable................................. $  (99,817)   $  (60,113)
      Increase in other current and other assets...    (13,307)       (4,645)
     (Increase) decrease in deferred membership
        origination costs..........................     (1,641)        1,845
      Decrease in accounts payable.................     (1,187)       (8,189)
      Increase (decrease) in income taxes
        payable....................................        160        (1,527)
      Decrease in accrued and other liabilities....     (5,369)       (5,057)
      Increase (decrease) in deferred revenues.....      4,372       (15,516)
                                                    ----------    ----------
                                                    $ (116,789)   $  (93,202)
                                                    ==========    ==========

  Cash payments for interest and income taxes
    were as follows -
      Interest paid................................ $   39,445    $   39,271
      Interest capitalized.........................       (691)         (173)
      Income taxes paid, net.......................        140         1,892

  Investing and financing activities exclude the
    following non-cash transactions -
      Acquisition of property and equipment
        through capital leases/borrowings.......... $    3,585    $    3,873
      Repayment of long-term debt using proceeds
        from sale of property and equipment........      6,007

















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

All adjustments have been recorded which are, in the opinion of management, necessary for a fair presentation of the condensed consolidated balance sheet of the Company at September 30, 1997, its consolidated statements of operations for the three and nine months ended September 30, 1997 and 1996, its consolidated statement of stockholders' equity for the nine months ended September 30, 1997 and its consolidated statement of cash flows for the nine months ended September 30, 1997 and 1996. All such adjustments were of a normal recurring nature.

The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles which require the Company's management to make estimates and assumptions that affect the amounts reported therein. Actual results could vary from such estimates.

RESTATEMENT

As more fully described in the "Summary of significant accounting policies Restatement and Membership revenue recognition" notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1996, following a series of extensive discussions with the Staff of the Securities and Exchange Commission, the Company restated its condensed consolidated financial statements for periods prior to the issuance of its June 30, 1997 financial statements to reflect a change in the method of recognizing membership revenue. Summarized financial information illustrating the effect of the restatement on the Company's consolidated statements of operations for the three and nine months ended September 30, 1996 is as follows:

                                   Three months ended           Nine months ended
                                   September 30, 1996          September 30, 1996
                                ------------------------    ------------------------
                                    As                          As
                                originally         As       originally         As
                                 reported       restated    reported        restated
                                ----------     ---------    ----------     ---------

Revenues......................   $158,802       $156,897     $488,443      $479,741
Operating income..............      5,334          3,021       20,082         7,276
Net loss......................     (6,773)        (9,237)     (16,225)      (29,131)
Net loss per common share.....       (.56)          (.76)       (1.33)        (2.39)

In addition, certain reclassifications (primarily interest income) have been made to prior period financial statements to conform with the 1997 presentation.

                      BALLY TOTAL FITNESS HOLDING CORPORATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                               RESULTS OF OPERATIONS




SEASONAL FACTORS

The Company's operations are subject to seasonal factors and, therefore, the results of operations for the three and nine months ended September 30, 1997 and 1996 are not necessarily indicative of the results of operations for the full year.

STOCK OFFERING

In August 1997, the Company completed a public offering of 8,000,000 shares of its common stock, which provided net proceeds of $88,390 (the "Stock Offering"). The Company has used or intends to use the proceeds of the Stock Offering to develop new facilities and more extensively refurbish and upgrade existing facilities, to repay certain indebtedness, to support the introduction of new initiatives and for general corporate and working capital purposes.

LOSS PER COMMON SHARE

Loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period, which totaled 16,959,883 shares and 12,170,161 shares for the three months ended September 30, 1997 and 1996, respectively, and 13,868,305 shares and 12,170,161 shares for the nine months ended September 30, 1997 and 1996, respectively. Certain restricted stock was issued subject to forfeiture unless certain conditions were met. These contingent shares were considered common stock equivalents and were excluded from the loss per share computation until the conditions were met because their effect was anti-dilutive.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", which establishes new standards for computing and presenting earnings per share. SFAS No. 128 requires a dual presentation of basic earnings per share (computed by dividing income/loss available to common stockholders by the weighted-average number of common shares outstanding for the period) and diluted earnings per share (computed similarly to fully diluted earnings per share pursuant to APB Opinion No. 15) on the face of the Company's statement of operations. The Company will adopt SFAS No. 128 in the fourth quarter of 1997; earlier application is not permitted. As computed under SFAS No. 128, basic and diluted loss per share for the three and nine months ended September 30, 1997 each would have been $.60 per share and $1.68 per share, respectively.

SUBSEQUENT EVENT

In October 1997, the Company completed a refinancing (the "Refinancing"). The components of the Refinancing were (i) the issuance by the Company of $225,000 principal amount of 9 7/8% Senior Subordinated Notes due 2007 (the "9 7/8% Notes"), (ii) the consummation of a tender offer and consent solicitation by the Company (the "Tender Offer") with respect to its $200,000 principal amount of 13% Senior Subordinated Notes due 2003 (the "13% Notes"), and (iii) the application of the net proceeds from the issuance of the 9 7/8% Notes to retire the 13% Notes. Pursuant to the Tender Offer, the Company purchased $177,400 principal amount of the 13% Notes in October 1997. The remaining $22,600 principal amount of the 13% Notes not tendered in the Tender Offer are expected to be purchased, redeemed or defeased by the Company prior to the end of January 1998. The retirement of the 13% Notes will result in an extraordinary loss totaling approximately $20,600.

                      BALLY TOTAL FITNESS HOLDING CORPORATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                               RESULTS OF OPERATIONS




COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

Net revenues for the third quarter of 1997 were $165.1 million compared to $156.6 million in 1996, an increase of $8.5 million (5%). The average number of fitness centers selling memberships decreased from 322 in the third quarter of 1996 to 316 in the third quarter of 1997, reflecting the closure of 13 older, typically smaller and less profitable facilities and the sale of a fitness center to a franchisee offset, in part, by the opening of 6 new, larger facilities, all occurring between July 1996 and September 1997. Initial membership fees originated increased $10.8 million (11%) in the 1997 quarter, consisting of a $17.5 million (24%) increase in financed memberships originated offset, in part, by a $6.7 million (30%) decrease in paid-in-full memberships originated. These results generally reflect management's current strategy of selling more financed membership plans (which historically have generated better long-term returns for the Company) and fewer discounted paid-in-full membership plans (for which dues are frequently waived for up to three years), which resulted in a 22% increase in the average selling price of contracts sold and a 9% decline in the number of contracts sold. These fluctuations in the average price and number of contracts sold also reflect management's recent emphasis on the sale of premium membership plans (which provide additional in-club services and/or access to other fitness centers operated by the Company) and de-emphasis on the sale of lower-priced membership plans (which typically offer limited amenities or are sold as add-ons to existing memberships). In addition, deferred revenue accounting delayed recognition of revenues for the 1997 quarter by $3.4 million while it added $5.4 million to revenues for the 1996 quarter, and this unfavorable effect of the change in deferred revenues in the current quarter versus the same quarter last year is expected to continue into early 1998. Dues collected increased $4.1 million (9%) over 1996, reflecting the Company's continuing strategy of increasing renewal dues. Finance charges earned increased $.8 million (9%) in the 1997 quarter due primarily to the increase in the size of the receivables portfolio. Fees and other revenues increased $1.6 million (59%) over the 1996 quarter, primarily reflecting the sale of nutritional and other retail products which the Company began selling in 1997 in certain of its fitness centers and an increased emphasis on personal training services.

Operating income for the third quarter of 1997 was $.9 million compared to $2.8 million in 1996. The decrease of $1.9 million is due to a $10.3 million increase in operating expenses (which includes a final $3.1 million charge relating to restricted stock awards issued in conjunction with the spin-off of the Company that vested in August 1997) offset, in part, by the aforementioned increase in revenues. Excluding the charge related to restricted stock awards and the provision for doubtful receivables, operating costs and expenses increased $2.1 million (2%) from 1996 due, in part, to a $5.2 million (6%) increase in fitness center operating expenses primarily resulting from increased spending to improve club operations and appearance, additional commissions (a substantial portion of which are deferred through the change in deferred membership origination costs) from the growth in initial membership fees originated, and costs associated with the new initiatives described above.

The provision for doubtful receivables for the third quarter of 1997 was $25.1 million compared to $19.9 million in 1996, an increase of $5.2 million (26%) primarily due to the increase in sales of financed membership plans.

Interest expense was $11.7 million for the third quarter of 1997 compared to $12.1 million in 1996, a decrease of $.4 million (3%) primarily due to lower average interest rates.

The income tax provision for the third quarter of 1997 and 1996 has been determined using the estimated annual effective tax rate for each year and reflects state income taxes only, as no federal benefit has been provided due to the uncertainty of tax loss realization.

                          BALLY TOTAL FITNESS CORPORATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - (CONTINUED)




COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

Net revenues for the first nine months of 1997 were $495.4 million compared to $479.0 million in 1996, an increase of $16.4 million (3%). The average number of fitness centers selling memberships decreased from 323 in the first nine months of 1996 to 317 in the first nine months of 1997, reflecting the closure of 17 older, typically smaller and less profitable facilities and the sale of a fitness center to a franchisee offset, in part, by the opening of 8 new, larger facilities, all occurring between January 1996 and September 1997. Initial membership fees originated increased $17.2 million (6%) in the 1997 period, consisting of a $35.1 million (15%) increase in financed memberships originated offset, in part, by a $17.9 million (27%) decrease in paid-in- full memberships originated. These results generally reflect management's current strategy of selling more financed membership plans (which historically have generated better long-term returns for the Company) and fewer discounted paid-in-full membership plans (for which dues are frequently waived for up to three years), which resulted in a 21% increase in the average selling price of contracts sold and a 13% decline in the number of contracts sold. These fluctuations in the average price and number of contracts sold also reflect management's recent emphasis on the sale of premium membership plans (which provide additional in-club services and/or access to other fitness centers operated by the Company) and de-emphasis on the sale of lower-priced membership plans (which typically offer limited amenities or are sold as add-ons to existing memberships). In addition, deferred revenue accounting delayed recognition of revenues for the 1997 period by $4.4 million while it added $15.5 million to revenues for the 1996 period, and this unfavorable effect of the change in deferred revenues in the current period versus the same period last year is expected to continue into early 1998. Dues collected increased $15.3 million (12%) over 1996, reflecting the Company's continuing strategy of increasing renewal dues. Finance charges earned increased $1.8 million (7%) in the 1997 period due primarily to the increase in the size of the receivables portfolio. Fees and other revenues increased $2.0 million (21%) over the 1996 period, primarily reflecting the sale of nutritional and other retail products which the Company began selling in 1997 in certain of its fitness centers and an increased emphasis on personal training services.

Operating income for the first nine months of 1997 was $10.3 million compared to $6.6 million in 1996. The increase of $3.7 million is due to the aforementioned increase in revenues offset, in part, by a $12.6 million (3%) increase in operating costs and expenses, which includes $6.5 million of charges ($2.1 million of which is amortization of unearned compensation) relating to restricted stock awards issued in conjunction with the spin-off of the Company for which the remaining restrictions lapsed in June 1997 and vesting occurred in August 1997. Excluding the charges related to restricted stock awards and the provision for doubtful receivables, operating costs and expenses decreased $2.2 million (1%) from 1996. Member processing and collection center expenses decreased $2.7 million (9%), and reflects decreases in telephone expenses (as a result of renegotiated rates and fewer member service calls), printing and equipment rental costs. In addition, advertising expenses decreased $2.1 million (6%) due to reduced television spending and the elimination of certain agency fees in 1997. Fitness center operating expenses increased $7.2 million (3%) due, in part, to increased spending to improve club operations and appearance, additional commissions (a substantial portion of which are deferred through the change in deferred membership origination costs) from the growth in initial membership fees originated, and costs associated with the new initiatives described above.

The provision for doubtful receivables for the first nine months of 1997 was $72.6 million compared to $64.3 million in 1996, an increase of $8.3 million (13%) primarily due to the increase in sales of financed membership plans.

                          BALLY TOTAL FITNESS CORPORATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - (CONTINUED)




Interest expense was $34.1 million for the first nine months of 1997 compared to $36.0 million in 1996, a decrease of $1.9 million (5%) primarily due to lower average interest rates and an increase in the amount of capitalized interest.

The income tax provision for the first nine months of 1997 and 1996 has been determined using the estimated annual effective tax rate for each year and reflects state income taxes only, as no federal benefit has been provided due to the uncertainty of tax loss realization.

LIQUIDITY AND CAPITAL RESOURCES

The Company intends to expand and upgrade its facilities in order to increase its membership base and more effectively capitalize on its streamlined marketing and administrative functions. In August 1997, the Company completed a public offering of 8,000,000 shares of its common stock, which provided net proceeds of $88.4 million. The Company has used or intends to use the proceeds of the Stock Offering as follows: (i) approximately $25 million to $30 million over the next three years for capital expenditures to open 20 to 30 new facilities, (ii) approximately $10 million over the next two years to extensively refurbish and make major upgrades to approximately 25% of its clubs, which include converting low-usage pools and racquet areas into expanded exercise areas and to a lesser extent retail and outpatient rehabilitation service areas, adding and upgrading exercise equipment, and refreshing interior and exterior finishes to improve club ambience, among others, (iii) $7.5 million to repay a loan from an affiliate of an underwriter of the Stock Offering, (iv) as much as $3 million to support the introduction of new initiatives and (v) the balance for general corporate and working capital purposes. Pending such uses, the Company has temporarily invested available funds from the Stock Offering in short-term securities and eliminated indebtedness under its revolving credit agreement. In addition, using cash generated by operations and through leasing arrangements, management plans to make capital expenditures of approximately $10 million to $12 million over the next twelve months to maintain and make minor upgrades to the Company's existing facilities, which include exercise equipment upgrades, HVAC and other operating equipment upgrades and replacements, and locker room and workout area refurbishments, among others.

Prior to the Stock Offering, the Company was dependent on availability under its revolving credit agreement and its operations to provide for cash needs. The Company has managed liquidity requirements in recent years by utilizing membership plan discounting techniques designed to increase its cash sales and downpayments and to accelerate collections and dues payments to increase available cash reserves and, to a lesser extent, sales of non-strategic assets and sale/leaseback arrangements. Management believes use of these discounting techniques has had a negative impact on both current and long term results, and that the proceeds provided by the Stock Offering have reduced the need to continue the discounting techniques.

In October 1997, the Company completed the Refinancing which reduces interest expense, extends debt maturities and improves financial flexibility. The components of the Refinancing were (i) the issuance by the Company of $225 million principal amount of the 9 7/8% Notes, (ii) the consummation of the Tender Offer by the Company with respect to its $200 million principal amount of the 13% Notes, and (iii) the application of the net proceeds from the issuance of the 9 7/8% Notes to retire the 13% Notes. Pursuant to the Tender Offer, the Company purchased $177.4 million principal amount of the 13% Notes in October 1997. The remaining $22.6 million principal amount of the 13% Notes not tendered in the Tender Offer are expected to be purchased, redeemed or defeased by the Company prior to the end of January 1998. In addition, the Indenture pursuant to which the 13% Notes were issued was substantially amended pursuant to the Tender Offer.

Prior to the end of 1997, the Company expects to enter into a new revolving credit agreement with a group of banks, which would provide for a three-year $70 million

                          BALLY TOTAL FITNESS CORPORATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - (CONTINUED)




credit line. The amount expected to be available under the credit line would be reduced by any outstanding letters of credit, which can not exceed $30 million (outstanding letters of credit totalled $9.8 million at September 30, 1997). The new revolving credit agreement is expected to be secured by substantially all real and personal property (excluding installment contracts receivable) of the Company.

The Company has no scheduled principal payments under the 9 7/8% Notes until October 2007 and the principal amount of the certificates under the Company's securitization facility remains fixed at $160 million through July 1999. Accordingly, exclusive of the remaining 13% Notes which are expected to be retired prior to the end of January 1998 using the remaining proceeds from the issuance of the 9 7/8% Notes, debt service requirements (primarily interest) of the Company for the next twelve months are approximately $45 million. Management believes that the Company will be able to satisfy its debt service and capital expenditure requirements over the next twelve months out of existing cash balances and cash flow from operations. Management also believes that as a result of the Stock Offering, the Refinancing and the expected new revolving credit agreement, the Company's liquidity and financial flexibility have significantly improved.

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

                      BALLY TOTAL FITNESS HOLDING CORPORATION

                            PART II.  OTHER INFORMATION



Item 6.   Exhibits and reports on Form 8-K

   (a)    Exhibits:

          27.1 Financial Data Schedule for September 30, 1997 (filed electronically only).
          27.2 Restated Financial Data Schedule for September 30, 1996 (filed electronically only).

   (b)    Reports on Form 8-K:

                                                           Financial
          Date                      Items                  statements
          -------------             ---------              ----------

          July 30, 1997             #5 and #7              None

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



Dated: November 14, 1997