Form 10-K
period 1997-12-31
BALLY TOTAL FITNESS HOLDING CORP
filed 1998-03-19
CIK 770944

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  Yes:  X    No: _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _____

The aggregate market value of the registrant's voting stock held by nonaffiliates of the registrant as of February 28, 1998 was approximately $540 million, based on the closing price of the registrant's common stock as reported by the NASDAQ National Market the previous day. For purposes of this computation, affiliates of the registrant include the registrant's executive officers and directors. As of February 28, 1998, 20,577,334 shares of the registrant's common stock were outstanding.

PART I

Except as otherwise stated, the information contained in this Form 10-K is as of December 31, 1997, the end of the registrant's last fiscal year. The information contained in this Form 10-K contains forward-looking statements which involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the registrant to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. See "Forward-Looking Statements" in
Item 7 of this Form 10-K.

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

GENERAL

The registrant, Bally Total Fitness Holding Corporation, formerly Bally's Health & Tennis Corporation (the "Company" or "Bally"), is incorporated in Delaware and was a wholly owned subsidiary of Bally Entertainment Corporation ("Entertainment") until the consummation of Entertainment's spin-off of the Company. On November 6, 1995, the Board of Directors of Entertainment declared a distribution in the form of a dividend (the "Spin-off") to holders of record of its common stock as of the close of business on November 15, 1995 (the "Record Date") on the basis of one share of common stock, par value $.01 per share (the "Common Stock") of the Company, along with an associated stock purchase right issued pursuant to a stockholder rights plan (a "Right"), for every four shares of Entertainment common stock held on the Record Date. On January 9, 1996, 11,845,161 shares of Common Stock were distributed. In addition, the Company completed a public offering of 8,000,000 shares of Common Stock in August 1997, which provided net proceeds of $88.4 million to the Company (the "1997 Stock Offering"). Unless otherwise specified in the text, references to the Company include the Company and its subsidiaries.

The Company is the largest (and only nationwide) commercial operator of fitness centers in the United States in terms of revenues, the number of members, and the number and square footage of facilities. As of February 28, 1998, the Company operated approximately 320 fitness centers concentrated in major metropolitan areas in 27 states and Canada and had approximately four million members. Bally's members made more than 100 million visits to its fitness centers in each of 1996 and 1997.

The Company offers its members value by providing access to state-of-the-art fitness facilities with affordable membership programs. Bally's fitness centers feature an outstanding selection of cardiovascular, conditioning and strength equipment and offer extensive aerobic training programs. In addition, many of the Company's current fitness centers include pools, racquet courts or other athletic facilities. The Company's new club prototype achieves efficiency by focusing on those fitness services that receive a high degree of member use. The Company has clustered its fitness centers in major metropolitan areas in order to achieve marketing and operating efficiencies. These markets include, among others, New York, Los Angeles, Chicago, Houston, Dallas, Detroit, Baltimore, Washington, D.C., Philadelphia, Miami, Cleveland, Atlanta, Milwaukee, Seattle, Minneapolis, Orlando, Denver, Phoenix, St. Louis, Boston, and Kansas City. In 1996, the Company completed the process of renaming its fitness centers so substantially all use the service mark "Bally Total Fitness", thereby enhancing brand identity, concentrating advertising and eliminating the prior practice of using more than 25 different regional service marks and trade names.

The Company's primary target market for new members is the 18 to 34-year old, middle income segment of the population, with secondary target markets including older and higher income segments. Bally markets itself to these consumer segments through the use of a variety of membership options and payment plans. The membership options offered by the Company range from single-club memberships to premium memberships which provide additional amenities and access to all of Bally's fitness centers nationwide. Similarly, the Company offers a broad range of payment alternatives. Typically, members pay an initiation fee which can either be financed (generally for up to 36 months and subject to downpayment requirements) or paid-in-full at the time of joining. Members are generally required to pay monthly membership dues in order to use the Company's fitness facilities. Management believes the various membership and payment plans offered, in addition to Bally's strong brand identity and the convenience of its multiple locations, constitute distinct competitive advantages for the Company.

OPERATING STRATEGIES

In October 1996, Lee S. Hillman was named President and Chief Executive Officer of the Company. This completed the transition of senior management of the Company from predominantly marketing oriented managers, including the original founders of the Company, to managers with a more financial and operational orientation. The new management team quickly implemented a business strategy designed to improve the operating results of the Company. These efforts have contributed to recent increases in revenues and operating income.

Core Business

During 1997, management developed and began implementing five strategies to improve the underlying operations and the financial performance of the Company. These strategies have already favorably impacted the Company's financial results and management is committed to furthering their implementation.

   - Emphasize the Sale of All-Club Membership Plans - Prior to the 1997 Stock Offering, the Company managed its commission structure to emphasize the sale of paid-in-full membership plans to generate immediate cash for short-term liquidity at the expense of longer-term financial returns. The 1997 Stock Offering provided additional working capital, allowing the Company to emphasize the sale of all-club membership plans, which are typically financed, rather than single-club membership plans. In 1997, this new emphasis contributed to an 18% increase in the weighted-average price of memberships sold to approximately $970 from approximately $820 in 1996. Management believes that it can continue to increase new member revenues through an emphasis on financed membership plans.

   - Upgrade and Expand Fitness Centers - Using a portion of the net proceeds from the 1997 Stock Offering and cash flow from operations, the Company has begun to expand and upgrade its existing facilities and equipment in order to increase its membership base and more effectively capitalize on its streamlined marketing and administrative functions. The Company has budgeted approximately $15 million for this initiative (over and above normal maintenance capital expenditures), most of which has been spent or committed.

   - Increase Dues Revenues - The Company believes that its dues are substantially less than those charged by its competitors and that it can continue to increase dues for its members who are beyond their initial financing period without any material loss in membership. In addition, the Company has reduced promotions which discounted or waived dues. In 1997, these initiatives contributed to an increase in dues collected of approximately $11.2 million, or 6%, over 1996. Management believes that it can continue to raise the dues charged to its members at a rate consistent with past periods.

   - Improve Collections on Financed Contracts - The Company is maintaining its focus on increasing downpayments on financed membership plans and securing payments by electronic funds transfer ("EFT"), which the Company's experience has shown results in higher quality receivables. This effort yielded an increase of 11% in the average down payment, from $73 in 1996 to $81 in 1997. In addition to seeking higher down payments, the Company continues to develop improved collection practices based on information provided by "credit scoring" and behavioral modeling, which management believes will also improve the yield from the receivables portfolio.

   - Continue To Leverage Fixed Cost Base - A significant percentage of the Company's operating costs are fixed in nature, both in terms of fitness center operations and member processing and advertising. Over the past several years, the Company has significantly reduced these operating costs through aggressive cost management. As the Company pursues its growth strategies described below, management will seek to leverage the Company's fixed cost base to improve operating margins.

Growth Opportunities

In order to build upon the improved core operations and accelerate the growth of the Company's business, management has identified the following external growth opportunities:

   - Develop New Fitness Centers - Beginning in 1998, the Company intends to increase its spending to approximately $20 million to $25 million per year to open 15 to 20 new facilities based on its new fitness center prototype, which is designed to cost less to construct and maintain than the Company's older facilities. The majority of the Company's new fitness center facilities will be developed pursuant to long term lease arrangements. The prototype model of new fitness centers developed over the most recent years has required on average $1.3 million to fund leasehold improvements and fitness equipment.

   - Selectively Acquire Club-Related Real Estate - The Company operates approximately 320 fitness centers, over 90% of which are leased. Historically, the Company has not capitalized on opportunities to buy leased properties at attractive terms due to capital constraints. The Company's recently improved financial condition allows the Company to take advantage of attractive opportunities to acquire leased properties. In addition to pursuing these opportunities, the Company will also evaluate purchasing parcels of land in strategic locations for new club expansion. While the Company believes that from time to time there are attractive opportunities to acquire real estate, either for existing club sites or new locations, management intends only to pursue real estate transactions following a very selective set of criteria, including strategic locale and relative market values.

   - Identify and Acquire Fitness Center Operators In Strategic Geographic Locations - The Company maintains an operating strategy of clustering its clubs in major metropolitan areas in order to achieve marketing and operating efficiencies. Consistent with this strategy, management has identified major metropolitan areas where the Company is absent or underrepresented. In an effort to establish a cluster of clubs quickly in strategic locations, the Company plans to identify and acquire fitness center operators where attractive opportunities exist and internal growth would not be as effective due to various factors, including timeliness and availability of prime real estate.

The Company intends to finance a substantial portion of these growth opportunities with funds it expects to receive from an offering of its Common Stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

New Business Initiatives

Management believes that the Company can increase and diversify revenues by leveraging its strong brand identity, extensive distribution infrastructure (approximately 320 facilities), significant member base (approximately four million members) and frequency of visitation (in excess of 100 million member visits in each of 1996 and 1997) by offering a number of ancillary products and services. In order to pursue these growth opportunities, the Company has implemented the following initiatives:

   - Personal Training - In 1997, the Company introduced a newly developed personal training program which is now offered at most of its fitness centers. The value of this service to members, coupled with decreased outsourcing of this service, represents a significant profit opportunity for the Company. In the fourth quarter of 1997, the Company generated $2.0 million in revenues from the sale of personal training programs. To better introduce personal training services and Bally-branded nutritional products to its members, the Company began offering System 30 memberships at most of its fitness centers in January 1998. Members selecting the System 30 membership receive the benefits of an all-club membership plan plus a complete fitness analysis, a supply of Bally-branded nutritional products and three personal training sessions during the first month of membership.

   - Private-Label Nutritional Products - During 1997, the Company launched the sale of an exclusive line of Bally-branded nutritional products to the Company's members. The current line of Bally-branded nutritionals includes meal replacement drinks, multi-vitamins, fat-free snack wafers, a creatine mix and fat-reducing supplements. While these products were only being introduced in 1997, sales for the year totaled $2.2 million, including $1.0 million in the fourth quarter of 1997. The Company continues to test market other nutritional products.

   - Retail Stores - To date, the Company has opened more than 60 BFIT Essentials(TM) retail stores in its fitness centers. These retail stores sell Bally-branded and complementary products from other manufacturers, including nutritional products, workout apparel and related accessories. The Company plans to have approximately 100 BFIT Essentials(TM) retail stores in its fitness centers by the end of 1998.

   - Outpatient Rehabilitative and Physical Therapy Services - The Company believes numerous opportunities exist to contract with third party providers and managers of health care programs and services to provide affordable, comprehensive outpatient rehabilitative and physical therapy services in its fitness centers, and expects to offer these services to members and non-members alike in up to 100 of its facilities within the next three years, primarily using existing facilities and equipment. Pursuant to an agreement with Continucare Corporation, two such facilities are currently in operation in the Florida market, with plans already developed to have four additional facilities operating during 1998.

MEMBERSHIP PLANS

The Company currently offers prospective members a number of membership plans which differ primarily by the inclusion of additional in-club services (such as racquet sports and child care) and access to other fitness centers operated by the Company, either locally or nationwide. From time to time, the Company also offers special membership plans which limit access to fitness centers to certain days and non-peak hours. The initial membership fees for access to the Company's fitness center facilities presently range from approximately $379 to $1,199 depending on the membership plan selected, the diversity of facilities and services available at the club of enrollment, and the local business environment, as well as the effects of seasonal promotional strategies.

In addition to the one-time initial membership fee, members pay monthly membership dues in order to maintain their membership privileges. Dues during the typical financing period for memberships presently being sold are approximately $6.00 per month and vary based on the market and the type of plan purchased by the member. Some promotional programs offered by the Company in the past have waived dues payments for up to 36 months if the member paid the initiation fee in full at the time the membership originated. Renewal dues (paid after the typical financing period ends) vary significantly and are typically increased as contractually permitted. At December 31, 1997, approximately 90% of the Company's members were being charged dues ranging from $2.00 to $15.00 per month, with the overall average $7.86 per month. The Company has experienced an average annual growth rate of dues revenues of 7% from 1992 to 1997. The Company expects annual increases in dues revenues will continue due to contractual terms of current membership plans and the Company's belief it can continue to increase dues for its members who are beyond their initial financing period without any material loss in membership. The Company also offers renewal dues that vary depending on the member's historical usage of the fitness center facilities. The Company's recent experience has shown that members faced with a membership renewal decision for the first time renewed at a rate of approximately 47%, and members faced with a membership renewal decision for subsequent periods renewed at a rate of approximately 85%.

Members selecting financed membership plans can choose from several payment mechanisms and downpayment options. The Company expects to continue its focus on increasing the downpayment it receives on financed membership contracts and on securing payment by EFT. The Company believes both these strategies result in better quality receivables. See "Account Servicing".

FINANCING OF INITIAL MEMBERSHIP FEE

Generally, the Company offers financing terms of 36 months. Shorter terms are offered on a promotional basis or as required by applicable state law. Contracts are financed at a fixed annual percentage rate (generally between 16% and 18%, except as otherwise limited by applicable state retail installment laws). Financed portions of initial membership fees may be prepaid without penalty at any time during the financing term. Management expects approximately 85% of all new membership contracts originated during 1998 will be financed to some extent.

The Company offers two payment methods for financed portions of initial membership fees: coupon books and EFT. EFT plans are the most popular mechanism for payment of the financed portion of initial membership fees. Under an EFT plan, on approximately the same date each month a predetermined amount is either
(i) automatically transferred from a member's bank account to the Company, or
(ii) automatically charged to a member's designated credit card. Currently, approximately 80% of all financed memberships sold are paid by EFT. The other mechanism for payment financing is the use of a coupon book. This mechanism requires the member to mail a check monthly, accompanied by a payment coupon, to the regional service center ("RSC") responsible for administering the membership account. Members may change their payment method at any time.

On average, the Company received a downpayment of $81 on financed memberships sold during 1997. This downpayment adequately defrays both the initial account set-up cost as well as any collection costs should the account become immediately delinquent. As a result, the Company is able to attract new members who might otherwise be rejected while covering the incremental cost of new membership processing and collection through the downpayment. The Company does not perform individual credit checks on members at the time they join due, in part, to the high cost associated with performing credit checks on the large volume of new members. The Company satisfactorily manages its credit risk by measuring, from past performance, the average realizable value of contracts for coupon book and EFT payers based on various downpayment criteria. Historical analysis performed by the Company indicates the collection experience of EFT accounts is approximately 50% better than coupon book accounts. As of December 31, 1997, approximately 60% of membership contract receivables consisted of EFT-financed memberships compared to 29% at December 31, 1992.

FITNESS CENTERS

Most of the Company's fitness centers are located near regional, urban and suburban shopping areas and in downtown areas of major cities and are generally operated under long-term leases. Fitness centers vary in size, available facilities and types of services provided. Fitness centers contain a wide variety of state-of-the-art progressive resistance, cardiovascular and conditioning exercise equipment, as well as free weights. A member's use of a fitness center may include planned exercise programs and instruction stressing cardiovascular conditioning, strength development and improved appearance. The Company requires a comprehensive training program for its service personnel and offers its members orientations on the recommended use of exercise equipment.

Generally, the Company's fitness centers constructed prior to 1980 are smaller and have fewer amenities than the fitness centers constructed in the 1980's, which average 35,000 square feet and generally include a colorful workout area, sauna and steam facilities, a lap pool, free-weight rooms, aerobic exercise rooms, an indoor jogging track and, in some cases, racquetball, squash or basketball courts. The Company's current prototype fitness center focuses on those fitness services that the Company's members most frequently use rather than on a broader range of fitness services that generally receive a lower degree of member use, such as pools, racquet courts or other athletic facilities. The prototype club, which tends to be approximately 20,000 to 30,000 square feet, has recently averaged approximately $800,000 to construct, exclusive of purchased real estate and exercise equipment and net of any landlord contribution. The Company invests approximately $500,000 for exercise equipment for a prototype club.

The Company is in the process of expanding and upgrading its facilities in order to increase its membership base and more effectively capitalize on its streamlined marketing and administrative functions. Management plans to make capital expenditures of approximately $10 million to $12 million annually to maintain and make minor upgrades to the Company's existing facilities, including exercise equipment upgrades, heating, ventilation and air conditioning ("HVAC") and other operating equipment upgrades and replacements, and locker room and workout area refurbishments, among others. In addition, the Company expects to invest approximately $10 million during the next year to complete its plans to extensively add and upgrade exercise equipment, refresh interior and exterior finishes to improve club ambience, and refurbish and make major upgrades to approximately 25% of its clubs, including converting some low-usage pools and racquet areas into expanded exercise areas and to a lesser extent retail and outpatient rehabilitative and physical therapy service areas. For the last several years, the Company has spent $6 million to $15 million annually, as funds were available, to open new or replacement facilities. Beginning in 1998, the Company intends to increase its spending to approximately $20 million to $25 million per year to open 15 to 20 new facilities based on its new prototype, which is designed to cost less to construct and maintain than the Company's older facilities. The new facilities are expected to range in size from 10,000 to 45,000 square feet and have the capacity to accommodate significantly more members than older clubs of the same size because they will generally focus on only the most widely used amenities. At December 31, 1997, the Company had 41 of the new prototype facilities in operation, of which 35 had been in operation for at least one year. The average 1997 net revenues in excess of operating costs (excluding depreciation and amortization) for these 35 facilities was approximately $830,000 compared to the average 1997 results for all of the Company's other fitness facilities of approximately $720,000.

In 1997, the Company entered into an agreement pursuant to which three fitness centers in Syracuse, New York, including one facility previously owned by the Company, are operated by a third party under the service mark "Bally Total Fitness". The Company plans to seek additional franchise relationships for facilities located in smaller markets.

SALES AND MARKETING

The Company devotes substantial resources to the marketing and promotion of its fitness centers and their services because the Company believes strong marketing support is critical to attracting new members, both at existing and new fitness centers. In 1996, the Company completed the process of renaming its fitness centers so substantially all use the service mark "Bally Total Fitness", thereby enhancing brand identity, concentrating advertising and eliminating the prior practice of using more than 25 different regional service marks and trade names.

The Company's strategy is to cluster numerous fitness centers in major media markets in order to increase the efficiency of its marketing and advertising programs. The Company operates approximately 260 clubs in 26 of the top 30 U.S. media markets.

The Company expects to spend approximately $50 million for advertising and promotion during 1998 compared to approximately $45 million in 1997, $47 million in 1996 and $50 million in 1995. The Company primarily advertises on television, and, to a lesser extent, through newspapers, telephone directories, direct mail, radio, outdoor signage and other promotional activities.

The Company's sales and marketing programs emphasize the benefits of health, physical fitness and exercise by appealing to the public's desire to look and feel better. The Company's advertisements are augmented by individual sales presentations made by its sales personnel in the fitness centers. Management believes the various memberships and payment plans, in addition to Bally's strong brand identity and the convenience of its multiple locations, constitute distinct competitive advantages for the Company.

The Company's marketing efforts also include corporate membership sales and insurance-eligible programs which are designed to reduce workers' compensation costs and improve productivity. In addition to its advertising, personal sales presentations and targeted marketing efforts, the Company is increasingly utilizing in-club marketing programs. Open-houses and contests for members and their guests foster member loyalty and introduce fitness centers to prospective members. Referral incentive programs involve current members in the process of new member enrollments.

Direct mail reminders encourage renewal of existing memberships. The Company has a group of approximately 120 employees located at its Towson, Maryland RSC dedicated primarily to inbound telemarketing renewal and outbound service programs to existing members, although telemarketing is not currently used to attract prospective new members.

The Company continually evaluates strategic marketing alliances to heighten awareness of its fitness centers. For example, in February 1998 the Company entered into an agreement with the owner and syndicator of the "Baywatch" television series pursuant to which an episode of the show will be filmed on location at one of the Company's fitness centers, and stars from the show will make appearances at fitness center grand openings and other events for the Company. In addition, the Company recently became the title sponsor for a series of eight Olympic-length triathlons beginning in 1998.

ACCOUNT SERVICING

The Company administers and collects amounts owing under its membership contracts according to uniform procedures implemented by its two RSCs. The RSCs enable the Company to conduct centralized data processing of all membership accounts. The RSCs employ approximately 800 people in the account processing and collection areas, including approximately 150 employees dedicated to customer service, approximately 350 employees dedicated to account processing and administration and approximately 300 employees dedicated to account collections. The two RSCs collectively receive, deposit and post more than $550 million of membership transactions annually, including the processing of downpayments and cash sales, and collections of financed receivables and dues. In addition, the RSCs process, on average, 2,600 new membership accounts per day. RSC personnel are also responsible for responding to and resolving member inquiries and maintaining membership data.

All collections for past-due accounts are initially handled internally by the RSCs. The Company systematically pursues past-due accounts by utilizing a series of computer-generated correspondence and telephone contacts. Computer-generated correspondence is sent to a delinquent member at 7 and 20 days after an account becomes past due. Collectors with varying levels of experience are responsible for handling delinquent accounts, depending on the period of delinquency. At 30 and 60 days past due, the accounts are assigned to power dialer assisted collectors initially as a reminder and later as a demand for payment. Accounts that have not been collected for a 90-day period are transferred to a group of the most experienced collectors (unless the first scheduled payment has not been received on such accounts, in which case they are generally written off and any downpayment received is not refunded). All remaining delinquent accounts are written off after 180 days without payment. Accounts that are written off are reported to credit reporting bureaus and sold to a third-party collection group. The Company is investigating opportunities to enhance its collection efforts based on information provided by credit scoring and behavioral modeling, which management believes will improve the yield from the receivables portfolio. For example, the Company would not make costly collection calls to a member with a strong credit history until late in the collection cycle. Likewise, the Company would aggressively pursue collection tactics on a member with a poor credit history early in the delinquency period and reduce collection efforts if results were not quickly realized. By tailoring its collection approach to reflect a delinquent member's likelihood of payment, the Company believes it can collect more of its receivables at a lower cost. The Company uses a national bureau which charges the Company a nominal fee per credit score. As of March 1998, the Company has credit scored a majority of its financed members with outstanding balances. The Company is also testing other collection techniques, such as the use of monthly statements.

COMPETITION

The Company is the largest (and only nationwide) commercial operator of fitness centers in the United States in terms of revenues, the number of members and the number and square footage of facilities. The Company is the largest operator, or among the largest operators, of fitness centers in every major market in which it has fitness centers. The Company believes its fitness centers generally offer a high level of amenities to its members. Within each market, the Company competes with other fitness centers, physical fitness and recreational facilities established by local governments and hospitals and by businesses for their employees, the YMCA and similar organizations and, to a certain extent, with racquet and other athletic clubs, country clubs, weight-reducing salons and the home-use fitness equipment industry. However, the Company believes its operating experience, its ability to allocate advertising and administration costs over all of its fitness centers, its nationwide operations, its purchasing power and its account processing and collection infrastructure provide the Company distinct competitive advantages. There can be no assurance that the Company will be able to compete effectively in the future in the markets in which it operates.

The Company believes competition has increased in certain markets, reflecting the public's enthusiasm for fitness and a decrease in the cost of entry into the market due to financing available from landlords and equipment manufacturers. The Company believes its membership plans are affordable and have the flexibility to be responsive to economic conditions. However, the Company also competes with other entertainment and retail businesses for the discretionary income of its target markets.

As the Company pursues new business initiatives, particularly the sale of nutritional products and apparel, the Company competes against large, established companies with more experience selling such products on a retail basis and, in some instances, with substantially greater financial resources than the Company. There can be no assurance the Company will be able to compete effectively with such established companies.

PROPERTIES

The Company operates approximately 320 fitness centers in 27 states and Canada. The Company owns approximately 30 fitness centers and leases either land, buildings or both for the remainder of its fitness centers. Aggregate rent expense for real estate (including office and administrative space) was $86.8 million, $85.8 million and $84.9 million for 1997, 1996 and 1995, respectively. Most leases require the Company to pay real estate taxes, insurance, maintenance and, in the case of shopping center and office building locations, common-area maintenance fees. A limited number of leases also provide for percentage rental based on receipts. Various leases also provide for rent adjustments based on changes in the Consumer Price Index, most with limits provided to protect the Company. One fitness center accounted for between 1% to 2% of the Company's net revenues during 1997. The Company believes its properties are adequate for its current membership.

Leases for fitness centers entered into by the Company in the last five years generally provide for an original term of no less than 15 years and, in some cases, for 20 years. Most leases contain at least one five-year option to renew and often two or more such options.

The Company's executive offices are located in Chicago, Illinois, where it is a co-tenant at a monthly base rental cost to the Company of $50,200. The lease expires in January 2003. The Company also leases space in Huntington Beach, California and Towson, Maryland for RSC operations.

TRADEMARKS AND TRADE NAMES

In 1996, the Company completed the process of renaming its fitness centers so substantially all use the service mark "Bally Total Fitness", thereby enhancing brand identity, concentrating advertising and eliminating the prior practice of using more than 25 different regional service marks or trade names. The name "Bally Total Fitness" is a service mark of Hilton Hotels Corporation as successor to Entertainment. In January 1996, the Company and Entertainment entered into a 10-year trademark license agreement to allow the Company to use certain marks, including the "Bally Total Fitness" service mark, in connection with its fitness center business. The Company paid no royalty or license fee for 1996 and pays a fee of $1.0 million per year thereafter. Following the initial ten-year term, the Company has the option to renew the license for an additional five-year period at a rate equal to the greater of the then market rate or $1.0 million per year.

SEASONAL MEMBERSHIP FEE ORIGINATIONS

Historically, the Company has experienced greater membership fee originations in the first quarter and lower membership fee originations in the fourth quarter. Certain of the new initiatives the Company has implemented may have the effect of further increasing the seasonality of the Company's business.

EMPLOYEES

The Company has approximately 13,900 employees, including approximately 7,300 part-time employees. Approximately 12,800 employees are involved in club operations, including sales personnel, instructors, personal trainers, supervisory and facilities personnel, approximately 800 are involved in the operation of the RSCs and approximately 300 are administrative support personnel, including accounting, management information systems, marketing, legal, human resources, real estate and other national services.

The Company is not a party to any collective bargaining agreement with its employees. Although the Company experiences high turnover of non-management personnel, the Company historically has not experienced difficulty in obtaining adequate replacement personnel, except regionally from time-to-time with respect to sales personnel, which the Company believes periodically become somewhat more difficult to replace due, in part, to increased competition for skilled retail sales personnel.

GOVERNMENT REGULATION

The operations and business practices of the Company are subject to regulation at federal, state and, in some cases, local levels. General rules and regulations of the Federal Trade Commission, and of state and local consumer protection agencies, apply to the Company's advertising, sales and other trade practices.

Statutes and regulations affecting the fitness industry have been enacted or proposed in all of the states in which the Company conducts business. Typically, these statutes and regulations prescribe certain forms and regulate the terms and provisions of membership contracts, giving the member the right to cancel the contract, in most cases, within three business days after signing, requiring an escrow for funds received from pre-opening sales or the posting of a bond or proof of financial responsibility and, in some cases, establishing maximum prices and terms for membership contracts and limitations on the term of contracts. In addition, the Company is subject to numerous other types of federal and state regulations governing the sale, financing and collection of memberships including, among others, the Truth-in-Lending Act and Regulation Z adopted thereunder, as well as state laws governing the collection of debts. These laws and regulations are subject to varying interpretations by a large number of state and federal enforcement agencies and the courts. The Company maintains internal review procedures in order to comply with these requirements and it believes its activities are in substantial compliance with all applicable statutes, rules and decisions.

Under so-called "cooling-off" statutes in most states, members of fitness centers have the right to cancel their memberships for a period of three to ten days after the date the contract was entered into (depending on the applicable state law) and are entitled to refunds of any payment made. In addition, the Company's membership contracts provide that a member may cancel his or her membership at any time for qualified medical reasons or if the member relocates a certain distance away from a Bally fitness center, and a membership may be canceled in the event of a member's death. The specific procedures for cancellation in these circumstances vary according to differing state laws. In each instance, the canceling member is entitled to a refund of prepaid amounts only. Furthermore, where permitted by law, a cancellation fee is due to the Company upon cancellation and the Company may offset such amount against any refunds owed.

The Company is a party to several state and federal consent orders. From time to time, the Company makes minor adjustments in its operating procedures to comply with such consent orders. The consent orders essentially require continued compliance with applicable laws and require the Company to refrain from activities not in compliance with applicable laws.

The provision of rehabilitative and physical therapy services is affected by federal, state and local laws and regulations concerning the development and operation of physical rehabilitation health programs, licensing, certification and reimbursement and other matters, which may vary by jurisdiction and which are subject to periodic revision. The opening of a rehabilitation facility may require approval from state and/or local governments and re-licensure from time to time, both of which may be subject to a number of conditions. In addition, a substantial number of recipients of rehabilitative and physical therapy services have fees paid by governmental programs, as well as private third-party payors. Governmental reimbursement programs (including Medicare and Medicaid) generally require facilities and services to meet certain standards promulgated by the federal and/or state government. Additionally, reimbursement levels by governmental and private third-party payors are subject to change which could limit or reduce reimbursement levels and could have a material adverse effect on the demand for rehabilitative and physical therapy services. Further, in a number of states and in certain circumstances pursuant to federal law, the referral of patients to rehabilitative and physical therapy services is subject to limitations imposed by law, the violation of which may, in certain circumstances, constitute a felony. Recently, federal and state governments have focused significant attention on health care reform and cost control. These proposals include cut-backs to Medicare and Medicaid programs. It is uncertain at this time what legislation and health care reform may ultimately be enacted or whether other changes in the administration or interpretation of government health care programs will occur. There can be no assurance that future health care legislation or other changes in the administration or interpretation of government health care programs will not have a material adverse effect on the provision of rehabilitative and physical therapy services by the Company.

ITEM 3.  LEGAL PROCEEDINGS

A class action which has been certified entitled Jackson v. Health & Tennis Corporation of America was filed in the state district court in Bexar County, Texas on May 8, 1995. The complaint alleges that the defendant, a subsidiary of the Company, charged excessive amounts on its financed memberships in violation of the Texas Credit Code and the Texas Deceptive Trade Practices--Consumer Protection Act. A purported class action which has not been certified entitled Vasquez et al. v. Bally Total Fitness Corporation, d/b/a Bally's was filed in state district court in Bexar County, Texas on September 18, 1997. The complaint alleges that the defendant, a subsidiary of the Company, charged excessive amounts on its financed memberships in violation of the Texas Credit Code, the Federal Truth-in-Lending Act and Federal Reserve Board regulations. The relief sought in both cases is damages equal to the alleged overpayments and statutory remedies. The Company is currently unable to accurately determine within a meaningful range the amount sought in these actions because Texas law on what constitutes actual damages for any class member is unclear. The Company is vigorously defending these actions. The outcome of this litigation is not currently determinable and, consequently, the Company cannot predict whether it will have a material adverse effect on the Company's financial condition or results of operations in any future period.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Stockholders held on November 21, 1997, the stockholders considered and voted on the following items:

(a) Two persons nominated by the Board of Directors for election as directors of Class I for three-year terms expiring in 2000 or until their successors have been duly elected and qualified, along with the voting results which resulted in each nominee being elected as a director, were as follows:

         Nominee                            Votes for      Votes withheld
     ----------------                   ----------------  ----------------

     Aubrey C. Lewis                        18,600,770           182,361
     Liza M. Walsh                          18,598,475           184,656

     Continuing their service as members of the Board of Directors are Arthur M. Goldberg, Lee S. Hillman, J. Kenneth Looloian, and James F. Mc Anally, M.D.

(b) An amendment to the Company's 1996 Long-Term Incentive Plan to increase the number of shares available for grant under such plan, and the voting results which resulted in the adoption of the amendment, were as follows:

        Votes for       Votes against     Abstentions     Broker non-votes
     ---------------- ----------------  ----------------  ----------------

         8,876,148         2,777,587            71,841         7,057,555

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

The Common Stock is currently quoted on the NASDAQ National Market ("NASDAQ") under the symbol "BFIT". The following table sets forth for the periods indicated the high and low quarterly sales prices for a share of Common Stock as reported on NASDAQ since trading began on January 4, 1996, the date the Company's initial Registration Statement on Form S-1 was declared effective. The Company has applied for listing of the Common Stock on the New York Stock Exchange under the symbol "BFT". The Company was a wholly owned subsidiary of Entertainment until January 9, 1996, the date on which 11,845,161 shares of Common Stock were distributed by Entertainment in the Spin-off.

                                                      High          Low
                                                   ----------   ----------
1996:
  First quarter (from January 4, 1996)             $ 7          $ 3 3/4
  Second quarter                                     5 3/4        3 15/16
  Third quarter                                      5 1/8        4
  Fourth quarter                                     9 1/16       4 1/2

1997:
  First quarter                                    $ 8 13/16    $ 6
  Second quarter                                    10 7/16       5 5/8
  Third quarter                                     17 1/2        8 1/2
  Fourth quarter                                    22           14 3/4

As of February 28 1998, there were 10,291 holders of record of the Common Stock.

The Company has not made cash dividend payments on the Common Stock since the Spin-off and does not anticipate paying dividends on the Common Stock for the foreseeable future. The terms of the Company's revolving credit agreement provide that the Company is restricted from paying dividends without the consent of the lenders during the term of the agreement. In addition, the indenture for the 9 7/8% Senior Subordinated Notes due 2007 (the "9 7/8% Notes") generally limits dividends paid by the Company to the aggregate of 50% of consolidated net income, as defined, earned after January 1, 1998 and the net proceeds to the Company from any stock offerings and the exercise of outstanding stock options and warrants.

ITEM 6.  SELECTED FINANCIAL DATA


                                          YEARS ENDED DECEMBER 31,
                                 ------------------------------------------
                                  1997     1996     1995     1994     1993
                                 ------   ------   ------   ------   ------
                             (Dollar amounts in millions, except per share data)

STATEMENT OF OPERATIONS
  DATA
Net revenues                     $661.0   $639.2   $653.4   $682.0   $666.7
Depreciation and amortization      52.9     55.9     57.4     58.9     60.4
Operating income (loss)            19.9     19.1      5.0    (16.1)   (18.1)
Loss before extraordinary
  item and cumulative
  effect on prior years
  of change in accounting
  for income taxes (a)(b)         (23.5)   (24.9)   (31.4)   (39.5)   (31.4)
Basic and diluted loss per
  common share (pro forma for
  1995)(c)                        (1.51)   (2.04)   (3.25)

BALANCE SHEET DATA
  (AT END OF YEAR)
Cash and equivalents             $ 61.7   $ 16.5   $ 21.3   $ 12.8   $ 11.0
Installment contracts
  receivable, net                 343.6    300.2    303.4    284.1    322.7
Total assets                      967.6    893.3    936.5    951.0  1,016.7
Long-term debt, less
  current maturities              405.4    376.4    368.0    289.7    305.7
Stockholders' equity               70.3     24.2     31.7     34.8     50.6

OTHER FINANCIAL DATA
EBITDA(d)                        $ 72.8   $ 75.0   $ 62.4   $ 42.8   $ 42.3
Cash provided by (used in):
  Operating activities            (35.9)    (5.3)    (9.9)    32.8     49.9
  Investing activities            (16.1)    (9.8)   (42.1)   (21.4)   (36.1)
  Financing activities             97.2     10.4     60.4     (9.6)   (13.6)

------------


(a) In 1997, the Company recognized an extraordinary loss on extinguishment of debt of $21.4 million ($1.37 per share) resulting from a refinancing of the Company's subordinated debt and credit facility. In 1996, the Company recognized a net extraordinary gain on extinguishment of debt consisting of
     (i) a gain of $9.9 million ($.81 per share) resulting from a $15.2 million tax obligation to Entertainment which was forgiven as part of the December 1996 merger of Entertainment with and into Hilton Hotels Corporation and
     (ii) a charge of $4.2 million ($.35 per share) resulting from a refinancing of the Company's securitization facility. In 1993, the Company recognized an extraordinary loss on extinguishment of debt of $6.0 million resulting from a refinancing of certain indebtedness.

(b) In 1993, the Company changed its method of accounting for income taxes as required by Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." As permitted by SFAS No. 109, the Company elected to use the cumulative effect approach rather than to restate the consolidated financial statements of any prior years to apply the provisions of SFAS No. 109, which resulted in a charge of $69.0 million in 1993.

(c) The net loss for 1995 reflects a federal income tax benefit arising from the Company's prior tax sharing agreement with Entertainment of $7.1 million. Pro forma loss per common share for 1995 (which is unaudited) has been determined giving effect to (i) adjustments made to reflect the income tax benefit as if the Company had filed its own separate consolidated income tax return for the year, which results in a pro forma net loss of $38.5 million, and
     (ii) the distribution of 11,845,161 shares of Common Stock to Entertainment stockholders as if such distribution had taken place as of the beginning of the year.

(d) EBITDA is defined as operating income (loss) before depreciation and amortization. The Company has presented EBITDA supplementally because management believes this information is useful given the significance of the Company's depreciation and amortization and because of its highly leveraged financial position. These data should not be considered as an alternative to any measure of performance or liquidity as promulgated under generally accepted accounting principles (such as net income/loss or cash provided by/used in operating, investing and financing activities), nor should they be considered as an indicator of the Company's overall financial performance. Also, the EBITDA definition used herein may not be comparable to similarly titled measures reported by other companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The primary strategic initiative of management involves improving the results of the Company's core business and, as capital is available, increasing the number of fitness centers it operates through the replication of its profitable new fitness center prototype. In 1993, the Company began building more efficient fitness centers by eliminating pools and other wet areas and racquet sports (all of which are costly to build and maintain and which have significantly lower utilization rates), and replacing much of that space with expanded workout areas which receive a higher degree of member use. At approximately the same time, the Company emphasized member payment plans using EFT for financed memberships by adjusting sales commissions and member incentives. The Company's experience has indicated better collection results for financed memberships sold under EFT plans compared to those sold with standard coupon book payment plans. EFT-financed memberships represented approximately 60% of the total membership contracts in the receivables portfolio at December 31, 1997. Over the past several years, membership types and pricing options were standardized, making the selling process less complicated for both the customer and sales personnel. In August 1994, the Company implemented a program to increase monthly dues for contracts sold after that date and in late 1995, began to curtail the practice of discounting dues for multiple year renewal offers. Following the 1997 Stock Offering, the Company began emphasizing the sale of all-club memberships, which are typically financed, rather than the sale of single-club memberships. The Company believes all of these actions, certain of which reduced new membership unit sales and revenues, will ultimately improve cash flows and operating income.

In addition, management made certain changes designed to integrate operations and reduce operating costs, including personnel costs, advertising expenses and other operating expenses. As part of its continuing cost reduction program, the Company began a long-term consolidation project in 1991 and computer conversion in 1994 for its RSCs. The consolidation of five RSCs into two remaining RSCs was completed in the third quarter of 1995, and the elimination of cost redundancies continued throughout 1996 and 1997. The primary phase of the computer conversion was completed in the fourth quarter of 1995. With the addition of new hardware and software, the Company streamlined its processing procedures and developed efficiencies that enable the RSCs to service members better while reducing costs. The Company has completed an assessment of whether its computer systems will function properly with respect to dates in 2000 and thereafter and has determined that only two existing software applications require modification, with such modifications expected to be completed in 1998 at an aggregate cost of less than $.1 million.

The rate of the Company's provision for doubtful receivables can vary from year to year. The Company estimates the ultimate realization of initial membership fees originated on financed memberships based upon a number of factors such as method of payment (EFT vs. coupon books) and amount of downpayment, among others. The Company continually analyzes the provision because initial membership fees can be paid to the Company in installments. Updated collection experience trends are reviewed each reporting period and, if necessary, the allowance is adjusted accordingly. Changes in the allowance as a percentage of gross receivables may result from various factors including significant near-term fluctuations in amounts of initial membership fees originated for financed memberships or the timing of write-offs. The Company believes, based on its experience, that the qualitative profile of its receivables portfolio at December 31, 1997 is generally improved from that in recent years due to more accounts paying by EFT and higher average downpayments.

Management also believes significant opportunities exist to increase revenues beyond those generated by the sale of membership plans and receipt of dues without significant capital expenditures. To capitalize on the Company's strong brand identity, extensive distribution infrastructure (approximately 320 facilities), significant member base (approximately four million members) and frequency of visitation (more than 100 million member visits in each of 1996 and 1997), management has implemented the following new initiatives: (i) the introduction of a newly developed personal training program now being offered at most of its fitness centers; (ii) the sale of an exclusive line of Bally-branded nutritional products to the Company's members; (iii) the sale of nutritional products, workout apparel and related accessories in BFIT Essentials(TM) retail stores currently located in over 60 of its fitness centers; and (iv) the provision of affordable, comprehensive outpatient rehabilitative and physical therapy services to both members and nonmembers, presently in two of its fitness centers. These new initiatives had a limited effect on the 1997 results, but beginning with 1998, management expects their effect to be more meaningful.

RESULTS OF OPERATIONS

Comparison of the years ended December 31, 1997 and December 31, 1996

Net revenues for 1997 were $661.0 million compared to $639.2 million in 1996, an increase of $21.8 million (3%). This increase is substantially a result of an increase in initial membership fees originated of $34.8 million (9%) in 1997, consisting of a $62.3 million (21%) increase in financed memberships originated offset, in part, by a $27.5 million (32%) decrease in paid-in-full memberships originated. These results generally reflect management's current strategy of selling more all-club membership plans (which typically have been financed and generate better long-term returns for the Company) and fewer single-club membership plans. Accordingly, the average selling price of contracts sold increased 18% and the number of contracts sold decreased 10%. Further, these results were achieved while the average number of fitness centers selling memberships decreased from 322 in 1996 to 317 in 1997, reflecting management's continuing strategy to improve the quality of the Company's facilities. During 1997 and 1996, the Company closed 19 older, typically smaller and less profitable facilities and sold a fitness center to a franchisee while opening 8 new, larger facilities, generally based on its new prototype. In addition, deferred revenue accounting added only $1.0 million to revenues in 1997 compared to $29.8 million in 1996. Dues collected increased $11.2 million (6%) over 1996, reflecting the Company's continuing strategy of increasing renewal dues. Finance charges earned increased $2.8 million (8%) in 1997 due primarily to the increase in the size of the receivables portfolio. Fees and other revenues increased $1.9 million (14%) over 1996, primarily reflecting the sale of nutritional and other retail products which the Company began selling in 1997 in certain of its fitness centers and the 1997 introduction of the new personal training program.

Operating income for 1997 was $19.9 million compared to $19.1 million in 1996. The increase of $.8 million (4%) was due to the aforementioned increase in revenues substantially offset by a $21.0 million (3%) increase in operating costs and expenses, which includes a $15.7 million increase in the provision for doubtful receivables. Operating expenses include charges of $5.9 million and $5.1 million in 1997 and 1996, respectively ($2.1 million and $2.3 million of which is amortization of unearned compensation in 1997 and 1996, respectively) relating to restricted stock awards issued in conjunction with the Spin-off for which restrictions lapsed in 1997 and 1996 and final vesting occurred in August 1997. Excluding the provision for doubtful receivables and charges related to restricted stock awards, operating costs and expenses increased $4.5 million (1%) from 1996. Fitness center operating expenses increased $17.7 million (5%) due, in part, to increased spending to improve club operations and appearance, additional commissions (a substantial portion of which are deferred through the change in deferred membership origination costs) from the growth in initial membership fees originated, and certain operating costs associated with the new initiatives described above. General and administrative expenses increased $5.4 million (23%) and primarily reflects fees paid to Hilton Hotels Corporation in 1997 under a license agreement to use the name "Bally" (a similar payment was not required in 1996), an increase of tax gross-up expense in 1997 from 1996 relating to the restricted stock awards described above and increased corporate personnel and other overhead incurred in 1997 relating principally to the new initiatives. Member processing and collection center expenses decreased $3.6 million (9%), reflecting decreases in telephone expenses (as a result of renegotiated rates and fewer member service calls), printing and equipment rental costs. In addition, advertising expenses decreased $2.4 million (5%) due to reduced spending on television advertisements and the elimination of certain agency fees in 1997 offset, in part, by increases in production costs and local promotional activities.

The provision for doubtful receivables for 1997 was $96.1 million compared to $80.4 million in 1996, an increase of $15.7 million (20%) primarily due to the increase in financed memberships originated.

Interest expense was $45.0 million in 1997 compared to $47.6 million in 1996, a decrease of $2.6 million (5%) primarily due to lower average interest rates and an increase in the amount of capitalized interest offset, in part, by a higher average level of debt.

The income tax provision for 1997 reflects state income taxes only, as no federal benefit has been provided because the ultimate realization of additional deferred tax assets cannot be assured. The income tax benefit for 1996 reflects a benefit equal to the federal provision allocated to the extraordinary item (no additional benefit has been provided because the ultimate realization of additional deferred tax assets cannot be assured), net of a state income tax provision.

Comparison of the years ended December 31, 1996 and December 31, 1995

Net revenues for 1996 were $639.2 million compared to $653.4 million in 1995. The decrease in revenues results, in part, because the average number of fitness centers selling memberships decreased from 332 in 1995 to 322 in 1996, reflecting the closure of 25 older, typically smaller and less profitable facilities and the sale of a fitness center to Entertainment offset, in part, by the opening of 13 new, larger facilities during 1996 and 1995. Initial membership fees originated decreased $29.7 million (7%) in 1996, consisting of a $19.6 million (6%) decrease in financed memberships originated and a $10.1 million (11%) decrease in paid-in-full memberships originated. The number of contracts sold declined 12% and the average selling price of contracts sold increased 6% as a result of the sale of more premium memberships in 1996. Dues collected increased $5.1 million (3%) over 1995 despite the 3% reduction in the average number of facilities operated, reflecting the Company's continuing strategy of increasing renewal dues. Finance charges earned decreased $.5 million (1%) in 1996 compared to 1995. Fees and other revenues decreased $2.1 million (13%) primarily due to the reduction of personal trainer revenue in 1996 as a result of temporarily outsourcing the service and non-recurring income in 1995 pertaining to insurance recoveries.

Operating income for 1996 was $19.1 million compared to $5.0 million in 1995. The increase of $14.1 million was due to a $28.3 million (4%) reduction in operating costs and expenses offset, in part, by the aforementioned decrease in revenues. The reduction in operating costs and expenses was achieved despite an $8.3 million increase in the provision for doubtful receivables and a $5.1 million charge related to restricted stock awards issued in conjunction with the Spin-off for which restrictions lapsed due to the increase in the market price of the Common Stock. Excluding the provision for doubtful receivables and charge related to restricted stock awards, operating costs and expenses decreased $41.7 million (7%) in 1996 compared to 1995 primarily due to reductions in fitness center operating expenses and member processing and collection center expenses. Fitness center operating expenses for 1996 decreased $30.1 million (8%) from 1995 primarily due to a reduction in payroll and related costs and other variable costs as a result of the continuing cost reduction program and the 3% reduction in the average number of fitness centers operated in 1996 compared to 1995. In addition, insurance expenses declined due to favorable experience in controlling general liability risks, and commissions decreased as a result of the decline in initial membership fees originated. Member processing and collection center expenses decreased $8.0 million (16%) primarily due to the aforementioned RSC consolidation and computer projects.

The provision for doubtful receivables for 1996 was $80.4 million compared to $72.1 million in 1995, an increase of $8.3 million (12%) despite the aforementioned decrease in financed memberships originated. Management believes the additional provision for doubtful receivables in 1996 adequately reserved for collection experience to be ultimately realized from sales programs in general, and specifically from sales promotions allowing very low downpayments offered from time to time between July 1995 and October 1996 that have shown indications of underperforming historical collection experience.

Interest expense was $47.6 million in 1996 compared to $43.8 million in 1995, an increase of $3.8 million (9%) principally reflecting a higher average level of debt offset, in part, by lower average interest rates.

As a result of the Spin-off, the Company is no longer included in the consolidated federal income tax return of Entertainment and files its own separate consolidated federal income tax return. Accordingly, the income tax benefit for 1996 reflects a benefit equal to the federal provision allocated to the extraordinary item (no additional benefit has been provided because the ultimate realization of additional deferred tax assets cannot be assured), net of a state income tax provision. Pursuant to a tax sharing agreement with Entertainment, the effective rate of the income tax benefit for 1995 was lower than the U.S. statutory tax rate (35%) due principally to operating losses without a current year tax benefit and non-deductible amortization of costs in excess of acquired assets.

LIQUIDITY AND CAPITAL RESOURCES

The Company is in the process of expanding and upgrading its facilities in order to increase its membership base and more effectively capitalize on its streamlined marketing and administrative functions. Management plans to make capital expenditures of approximately $10 million to $12 million annually to maintain and make minor upgrades to the Company's existing facilities, including exercise equipment upgrades, HVAC and other operating equipment upgrades and replacements, and locker room and workout area refurbishments, among others. In addition, the Company expects to invest approximately $10 million during the next year to complete its plans to extensively add and upgrade exercise equipment, refresh interior and exterior finishes to improve club ambience, and refurbish and make major upgrades to approximately 25% of its clubs, including converting some low-usage pools and racquet areas into expanded exercise areas and to a lesser extent retail and outpatient rehabilitative and physical therapy service areas. For the last several years, the Company has spent $6 million to $15 million annually, as funds were available, to open new or replacement facilities. Beginning in 1998, the Company intends to increase its spending to approximately $20 million to $25 million per year to open 15 to 20 new facilities based on its new prototype, which is designed to cost less to construct and maintain than the Company's older facilities. The new facilities are expected to range in size from 10,000 to 45,000 square feet and have the capacity to accommodate significantly more members than older clubs of the same size because they will generally focus on only the most widely used amenities.

During 1997, the Company repaid approximately $25 million of indebtedness, including the repayment of amounts drawn under the Company's credit facility, from the net proceeds of the 1997 Stock Offering, and used approximately $2 million to support the introduction of new initiatives. Cash receipts from the sale of paid-in-full memberships during the six months ended December 31, 1997 were approximately $5 million less than during the six months ended June 30, 1997 due to the Company's emphasis on the sale of financed membership plans. This emphasis during the last six months of 1997 resulted in a corresponding increase of approximately $26 million in net installment contracts receivable from June 30, 1997 to December 31, 1997. Prior to completing the 1997 Stock Offering, the Company was dependent on availability under its credit facility and its operations to provide for cash needs. The Company managed liquidity requirements in recent years by emphasizing the sale of single-club paid-in-full membership plans and accelerating collections of financed memberships and dues to increase available cash reserves and, to a lesser extent, sales of non-strategic assets and sale/leaseback arrangements. Management believes use of these techniques has had a negative impact on operating results, and that available working capital has reduced the need for these techniques to be continued.

In October 1997, the Company refinanced its subordinated debt to reduce interest expense, extend debt maturities and improve financial flexibility. The Company issued $225 million aggregate principal amount of the 9 7/8% Notes and completed a tender offer and consent solicitation (the "Tender Offer") with respect to its $200 million aggregate principal amount of 13% Senior Subordinated Notes due 2003 (the "13% Notes"). Pursuant to the Tender Offer, the Company purchased $177.4 million aggregate principal amount of the 13% Notes, substantially all at a price of 108.3% of the principal amount, together with accrued and unpaid interest. In January 1998, the Company redeemed the remaining $22.6 million aggregate principal amount of the 13% Notes not tendered in the Tender Offer at a price of 106.5% of the principal amount, together with accrued and unpaid interest.

In November 1997, the Company entered into a new revolving credit agreement with a group of banks which provides for a three-year $70 million credit line. The amount available under the credit line is reduced by any outstanding letters of credit, which cannot exceed $30 million. At December 31, 1997, the revolving credit agreement was unused except for outstanding letters of credit totaling $7.2 million.

The Company has no scheduled principal payments under the 9 7/8% Notes until October 2007 and the principal amount of the certificates under the Company's securitization facility remains fixed at $160 million through July 1999. Accordingly, exclusive of the remaining 13% Notes which were redeemed in January 1998 using the remaining proceeds from the issuance of the 9 7/8% Notes, debt service requirements (primarily interest) of the Company for the next twelve months are approximately $43 million. Management believes that the Company will be able to satisfy its debt service and capital expenditure requirements over the next twelve months out of existing cash balances and cash flow from operations. Management also believes that as a result of the 1997 Stock Offering, the refinancing of subordinated debt and the new credit facility, the Company's liquidity and financial flexibility have significantly improved.

The Company filed a Registration Statement with the Securities and Exchange Commission in March 1998 to offer up to 2,875,000 shares of Common Stock (the "1998 Stock Offering"). The Company intends to use all of the net proceeds from the 1998 Stock Offering to fund its growth strategy to open new fitness centers based on the new club prototype, to selectively acquire club-related real estate both currently leased and for the development of new clubs and to acquire fitness center operators in strategic geographic markets. The balance of the net proceeds to the Company, if any, will be used for general corporate and working capital purposes. The Company is not currently involved in any negotiations for the material acquisition of fitness centers or the purchase of any material real estate. The Company will determine the allocation of the net proceeds among the development of new fitness centers, the acquisition of real estate and the acquisition of fitness center operators based on business opportunities available to the Company and prevailing market conditions. Pending such uses, the Company may temporarily invest available funds from the 1998 Stock Offering in short-term securities and for working capital purposes. If the Company does not complete the 1998 Stock Offering, the Company may seek other sources of capital to fully undertake the growth strategy referred to above. There can be no assurance that the 1998 Stock Offering will be completed or that other sources of capital could be arranged on favorable terms.

FORWARD-LOOKING STATEMENTS

Forward-looking statements in this Form 10-K including, without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, among others, the following: general economic and business conditions; competition; success of operating initiatives, advertising and promotional efforts; existence of adverse publicity or litigation; acceptance of new product offerings; changes in business strategy or plans; quality of management; availability, terms, and development of capital; business abilities and judgment of personnel; changes in, or the failure to comply with, government regulations; regional weather conditions; and other factors described in this Form 10-K or in other filings of the Company with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX

Report of independent auditors                                       21

Consolidated balance sheet                                           22

Consolidated statement of operations                                 24

Consolidated statement of stockholders' equity                       25

Consolidated statement of cash flows                                 26

Notes to consolidated financial statements                           28

Supplementary data:
 Quarterly consolidated financial information (unaudited)            44

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Bally Total Fitness Holding Corporation

We have audited the accompanying consolidated balance sheets of Bally Total Fitness Holding Corporation as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a)2. These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bally Total Fitness Holding Corporation at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                        ERNST & YOUNG LLP

Chicago, Illinois
February 17, 1998

                BALLY TOTAL FITNESS HOLDING CORPORATION

                       CONSOLIDATED BALANCE SHEET
                   (In thousands, except share data)




                                                        DECEMBER 31,
                                                     ------------------
                                                       1997      1996
                                                     --------  --------

ASSETS

Current assets:
  Cash and equivalents                               $ 61,679  $ 16,534
  Installment contracts receivable, net               168,011   153,235
  Other current assets                                 31,743    24,075
                                                     --------  --------
     Total current assets                             261,433   193,844

Installment contracts receivable, net                 175,575   146,972

Property and equipment, at cost:
  Land                                                 21,667    22,550
  Buildings                                           109,613   108,361
  Leasehold improvements                              402,503   400,340
  Equipment and furnishings                            91,958    99,073
                                                     --------  --------
                                                      625,741   630,324
  Accumulated depreciation and amortization           314,544   304,865
                                                     --------  --------
     Net property and equipment                       311,197   325,459

Intangible assets, less accumulated
  amortization of $54,124 and $49,619                 101,220   105,725

Deferred income taxes                                   4,171    13,656

Deferred membership origination costs                  86,737    82,140

Other assets                                           27,233    25,506
                                                     --------  --------
                                                     $967,566  $893,302
                                                     ========  ========

                         See accompanying notes.

                 BALLY TOTAL FITNESS HOLDING CORPORATION

                 CONSOLIDATED BALANCE SHEET-(CONTINUED)
                    (In thousands, except share data)



                                                         DECEMBER 31,
                                                     ------------------
                                                       1997      1996
                                                     --------  --------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                   $ 36,908  $ 41,565
  Income taxes payable                                  2,342     2,258
  Deferred income taxes                                 5,660    15,145
  Accrued liabilities                                  50,464    55,063
  13% Senior Subordinated Notes due 2003, called
    for 1998 redemption                                22,555
  Other current maturities of long-term debt            4,590     8,401
  Deferred revenues                                   270,853   265,465
                                                     --------  --------
     Total current liabilities                        393,372   387,897

Long-term debt, less current maturities               405,425   376,397

Other liabilities                                       7,459     6,824

Deferred revenues                                      90,989    98,032

Stockholders' equity:
  Preferred stock, $.10 par value; 10,000,000
    shares authorized; none issued--
      Series A Junior Participating; 300,000 shares
        authorized; none issued
  Common stock, $.01 par value; 60,200,000 shares
    authorized; 20,575,092 and 12,495,161 shares
    issued and outstanding                                206       125
  Contributed capital                                 392,718   303,811
  Accumulated deficit                                (322,603) (277,733)
  Unearned compensation (restricted stock)                       (2,051)
                                                     --------  --------
     Total stockholders' equity                        70,321    24,152
                                                     --------  --------
                                                     $967,566  $893,302
                                                     ========  ========

                         See accompanying notes.

                BALLY TOTAL FITNESS HOLDING CORPORATION

                  CONSOLIDATED STATEMENT OF OPERATIONS
                   (In thousands, except share data)

                                                YEARS ENDED DECEMBER 31,
                                            ----------------------------------
                                               1997        1996        1995
                                            ----------  ----------  ----------
Net revenues:
  Membership revenues--
    Initial membership fees on financed
      memberships originated                $  352,661  $  290,378  $  309,974
    Initial membership fees on
      paid-in-full memberships originated       58,117      85,624      95,695
    Dues collected                             194,084     182,909     177,783
    Change in deferred revenues                    961      29,791      16,813
                                            ----------  ----------  ----------
                                               605,823     588,702     600,265
  Finance charges earned                        39,218      36,405      36,889
  Fees and other                                15,996      14,092      16,220
                                            ----------  ----------  ----------
                                               661,037     639,199     653,374
Operating costs and expenses:
  Fitness center operations                    384,120     366,466     396,564
  Member processing and collection centers      38,627      42,257      50,255
  Advertising                                   45,042      47,428      50,037
  General and administrative                    28,952      23,586      21,603
  Provision for doubtful receivables            96,078      80,350      72,145
  Depreciation and amortization                 52,878      55,940      57,359
  Change in deferred membership
    origination costs                           (4,597)      4,113         428
                                            ----------  ----------  ----------
                                               641,100     620,140     648,391
                                            ----------  ----------  ----------
Operating income                                19,937      19,059       4,983
Interest income                                  1,928         988         179
Interest expense                               (45,021)    (47,644)    (43,750)
                                            ----------  ----------  ----------
Loss before income taxes and
  extraordinary item                           (23,156)    (27,597)    (38,588)
Income tax benefit (provision)                    (300)      2,700       7,188
                                            ----------  ----------  ----------
Loss before extraordinary item                 (23,456)    (24,897)    (31,400)

Extraordinary gain (loss) on
  extinguishment of debt                       (21,414)      5,655
                                            ----------  ----------  ----------
Net loss                                    $  (44,870) $  (19,242) $  (31,400)
                                            ==========  ==========  ==========


Basic and diluted earnings (loss) per
  common share (pro forma for 1995):
    Loss before extraordinary item          $    (1.51) $    (2.04) $    (3.25)
    Extraordinary gain (loss) on
      extinguishment of debt                     (1.37)        .46
                                            ----------  ----------  ----------
    Net loss                                $    (2.88) $    (1.58) $    (3.25)
                                            ==========  ==========  ==========

                         See accompanying notes.




                  BALLY TOTAL FITNESS HOLDING CORPORATION

              CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     (In thousands, except share data)

                                    Common stock                               Unearned
                                -------------------                           compensation    Total
                                  Number      Par   Contributed  Accumulated  (restricted  stockholders'
                                 of shares   value    capital     deficit        stock)       equity
                                -----------  ------ ----------- -----------  ------------  ------------

Balance at December 31, 1994     19,000,000  $  190 $   261,738 $  (227,091) $             $     34,837
Net loss                                                            (31,400)                    (31,400)
Effects of spin-off from Bally
 Entertainment Corporation:
  Forgiveness of income tax
   obligation by Bally
   Entertainment Corporation                             44,507                                  44,507
  Increase in income tax
   valuation allowance due to
   adjustments to the income
   tax basis of certain assets                          (20,147)                                (20,147)
  Excess of sales price over
   historical basis of assets
   sold to Bally Entertainment
   Corporation                                            3,892                                   3,892
  Reduction in number of shares
   issued and outstanding        (7,154,839)    (72)         72                                       -
                                -----------  ------ ----------- -----------  ------------  ------------
Balance at December 31, 1995     11,845,161     118     290,062    (258,491)                     31,689
Net loss                                                            (19,242)                    (19,242)
Common stock issued under
 long-term incentive plan           650,000       7       4,389                    (4,396)            -
Capital contributions by Bally
 Entertainment Corporation                                9,360                                   9,360
Amortization of unearned
 compensation                                                                       2,345         2,345
                                -----------  ------ ----------- -----------  ------------  ------------
Balance at December 31, 1996     12,495,161     125     303,811    (277,733)       (2,051)       24,152
Net loss                                                            (44,870)                    (44,870)
Issuance of common stock
 through public offering          8,000,000      80      88,310                                  88,390
Issuance of common stock upon
 exercise of stock options and
 other                               79,931       1         597                                     598
Amortization of unearned
 compensation                                                                       2,051         2,051
                                -----------  ------ ----------- -----------  ------------  ------------
Balance at December 31, 1997     20,575,092  $  206 $   392,718 $  (322,603) $          -  $     70,321
                                ===========  ====== =========== ===========  ============  ============

                          See accompanying notes.

                  BALLY TOTAL FITNESS HOLDING CORPORATION

                   CONSOLIDATED STATEMENT OF CASH FLOWS
                              (In thousands)


                                                YEARS ENDED DECEMBER 31,
                                            ----------------------------------
                                               1997        1996        1995
                                            ----------  ----------  ----------

OPERATING:
 Loss before extraordinary item               $(23,456)   $(24,897)   $(31,400)
 Adjustments to reconcile to cash used -
   Depreciation and amortization,
    including amortization included in
    interest expense                            55,287      59,124      60,701
   Provision for doubtful receivables           96,078      80,350      72,145
   Change in operating assets and
    liabilities                               (163,770)   (119,764)   (112,922)
   Other, net                                      (75)       (114)      1,622
                                              --------    --------    --------
       Cash used in operating activities       (35,936)     (5,301)     (9,854)

INVESTING:
 Purchases and construction of property
  and equipment                                (27,065)    (20,612)    (22,469)
 Proceeds from sale of property and
  equipment                                     10,946
 Reserve fund deposit refunded (paid)
  pursuant to securitization facility                       10,000     (20,000)
 Other, net                                                    833         353
                                              --------    --------    --------
       Cash used in investing activities       (16,119)     (9,779)    (42,116)

FINANCING:
 Debt transactions -
  Proceeds from long-term borrowings           225,052     162,318     150,000
  Repayments of long-term debt                (208,034)   (155,912)    (82,917)
  Debt issuance costs                           (8,466)     (2,815)     (6,654)
                                              --------    --------    --------
       Cash provided by debt transactions        8,552       3,591      60,429

 Equity transactions -
  Proceeds from issuance of common stock
   through public offering                      88,390
  Proceeds from issuance of common stock
   upon exercise of stock options                  258
  Capital contribution by Bally
   Entertainment Corporation                                 6,760
                                              --------    --------    --------
       Cash provided by financing activities    97,200      10,351      60,429
                                              --------    --------    --------
Increase (decrease) in cash and equivalents     45,145      (4,729)      8,459
Cash and equivalents, beginning of year         16,534      21,263      12,804
                                              --------    --------    --------
Cash and equivalents, end of year             $ 61,679    $ 16,534    $ 21,263
                                              ========    ========    ========

                          See accompanying notes.

                  BALLY TOTAL FITNESS HOLDING CORPORATION

             CONSOLIDATED STATEMENT OF CASH FLOWS-(CONTINUED)
                              (In thousands)


                                                YEARS ENDED DECEMBER 31,
                                            ----------------------------------
                                               1997        1996        1995
                                            ----------  ----------  ----------

SUPPLEMENTAL CASH FLOWS INFORMATION:

Changes in operating assets and liabilities,
  net of effects from acquisitions or
  sales, were as follows-
    Increase in installment contracts
     receivable                              $(140,096)  $ (75,491)  $ (91,422)
   (Increase) decrease in other current
     and other assets                           (8,402)     (4,063)      1,589
   (Increase) decrease in deferred
     membership origination costs               (4,597)      4,113         428
    Decrease in accounts payable                (4,657)       (475)       (498)
    Increase (decrease) in income taxes
     payable                                        84      (2,866)       (503)
    Decrease in accrued and other
     liabilities                                (5,141)    (11,191)     (5,703)
    Decrease in deferred revenues                 (961)    (29,791)    (16,813)
                                             ---------   ---------   ---------
                                             $(163,770)  $(119,764)  $(112,922)
                                             =========   =========   =========

Cash payments for interest and income
  taxes were as follows-
    Interest paid                            $  48,427   $  44,604   $  42,221
    Interest capitalized                          (511)       (236)       (278)
    Income taxes paid (refunded), net              216         166      (6,685)

Investing and financing activities exclude
  the following non-cash transactions-
    Acquisition of property and equipment
      through capital leases/borrowings      $  14,044   $   5,266   $   2,445
    Forgiveness of income tax obligations
      by Bally Entertainment Corporation/
      Hilton Hotels Corporation                             15,200      44,507
    Common stock issued under long-term
      incentive plan                                         4,396
    Capital contribution by Bally
      Entertainment Corporation                              2,600
    Increase in income tax valuation
      allowance due to adjustments to the
      income tax basis of certain assets
      upon spin-off from Bally Entertainment
      Corporation                                                       20,147
    Excess of sales price over historical
      basis of assets sold to Bally
      Entertainment Corporation                                          3,892

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

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which require the Company's management to make estimates and assumptions that affect the amounts reported therein. Actual results could vary from such estimates. In addition, certain reclassifications (primarily interest income) have been made to prior years' financial statements to conform with the 1997 presentation.

CASH EQUIVALENTS

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. The carrying amount of cash equivalents approximates fair value due to the short maturity of those instruments.

PROPERTY AND EQUIPMENT

Depreciation of buildings, equipment and furnishings (including assets under capital leases) is provided on the straight-line method over the estimated economic lives of the related assets and amortization of leasehold improvements is provided on the straight-line method over the lesser of the estimated useful lives of the improvements or the lease periods. Depreciation and amortization of property and equipment was $45,739, $48,444 and $51,999 for 1997, 1996 and 1995,
respectively.

DEFERRED FINANCE COSTS

Deferred finance costs are amortized over the terms of the related debt using the bonds outstanding method. Included in "Other assets" at December 31, 1997 and 1996 were deferred finance costs of $9,828 and $8,252, respectively, net of accumulated amortization of $2,511 and $4,430, respectively.

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

The Company evaluates annually whether the remaining estimated useful life of goodwill may warrant revision or the remaining balance of goodwill may not be recoverable, generally considering expectations of future profitability and cash flows (undiscounted and without interest charges) on a consolidated basis. If the sum of the Company's expected future cash flows were less than the carrying value of the Company's long-lived assets and identifiable intangibles, an impairment loss would be recognized equal to the amount by which the carrying value of the Company's long-lived assets and identifiable intangibles exceeded their fair value. Based on present operations and strategic plans, the Company believes that no impairment of goodwill exists at December 31, 1997. However, if future operations do not perform as expected, or if the Company's strategic plans for its business were to change, a reduction in the carrying value of these assets may be required.

MEMBERSHIP REVENUE RECOGNITION

The Company's fitness centers primarily offer a dues membership, which permits members, upon paying initial membership fees, which may be financed, to maintain their membership on a month-to-month basis as long as monthly dues payments are made. Initial membership fees may be paid-in-full when members join or may be financed via installment contracts over periods ranging up to 36 months. Revenues from initial membership fees are deferred and recognized ratably over the weighted average expected life of the memberships, which for paid-in-full memberships and financed memberships sold after December 31, 1993 have been calculated to be 36 months and 22 months, respectively (previously 34 months and 20 months, respectively). Costs directly related to the origination of memberships (substantially all of which are sales commissions paid, which are included in "Fitness center operations") are also deferred and are amortized using the same methodology as for initial membership fees described above. Dues revenue is recorded as monthly services are provided. Accordingly, when dues are prepaid, the prepaid portion is deferred and recognized over the applicable term. Installment contracts bear interest at, or are adjusted for financial accounting purposes at the time the contracts are sold to, rates for comparable consumer financing contracts. Unearned finance charges are amortized over the term of the contracts on the sum-of-the-months-digits method, which approximates the interest method.

                  BALLY TOTAL FITNESS HOLDING CORPORATION

           (All dollar amounts in thousands, except share data)




Components of deferred revenues as of December 31, 1997 and 1996 are as follows:

                                   1997                         1996
                      ----------------------------  ----------------------------
                       CURRENT  LONG-TERM   TOTAL    CURRENT  LONG-TERM   TOTAL
                      --------  --------- --------  --------  --------- --------
Financed initial
  membership fees
  deferred            $169,298  $ 43,901  $213,199  $148,251  $ 31,981  $180,232
Paid-in-full initial
  membership fees
  deferred              61,453    36,703    98,156    75,614    55,278   130,892
Prepaid dues            40,102    10,385    50,487    41,600    10,773    52,373
                      --------   -------  --------  --------  --------  --------
                      $270,853   $90,989  $361,842  $265,465  $ 98,032  $363,497
                      ========   =======  ========  ========  ========  ========


Components of the change in deferred revenues for the years ended December 31, 1997, 1996 and 1995 are as follows:

                                           1997       1996       1995
                                        ---------  ---------  ----------
Financed initial membership fees:
    Originating                         $(352,661) $(290,378) $(309,974)
    Less provision for doubtful
     receivables                           96,078     80,350     72,145
                                         --------  ---------  ---------
    Originating, net                     (256,583)  (210,028)  (237,829)
    Recognized                            223,270    228,681    220,885
                                        ---------  ---------  ---------
      Decrease (increase) in deferral     (33,313)    18,653    (16,944)

Paid-in-full initial memberships fees:
    Originating                           (58,117)   (85,624)   (95,695)
    Recognized                             90,666     94,870    116,608
                                        ---------  ---------  ---------
      Decrease in deferral                 32,549      9,246     20,913

Decrease in prepaid dues                    1,725      1,892     12,844
                                        ---------  ---------  ---------
Change in deferred revenues             $     961  $  29,791  $  16,813
                                        =========  =========  =========

                  BALLY TOTAL FITNESS HOLDING CORPORATION

           (All dollar amounts in thousands, except share data)




Components of the change in deferred membership origination costs for the years ended December 31, 1997, 1996 and 1995 are as follows:

                                           1997       1996      1995
                                        ---------  ---------  ---------
Incurred                                $ (84,104) $ (77,257) $ (82,720)
Amortized                                  79,507     81,370     83,148
                                        ---------  ---------  ---------
Change in deferred membership
  origination costs                     $  (4,597) $   4,113  $     428
                                        =========  =========  =========

INCOME TAXES

For tax periods after January 9, 1996, the Company files its own separate consolidated federal income tax return. For tax periods prior to and including January 9, 1996, taxable income or loss of the Company was included in the consolidated federal income tax return of Entertainment. Pursuant to a tax sharing agreement with Entertainment, income taxes were allocated to the Company based on amounts the Company would pay or receive if it filed a separate consolidated federal income tax return, except that the Company received from Entertainment an amount equal to the tax benefit of the Company's net operating losses and tax credits, if any, that could be utilized in Entertainment's consolidated federal income tax return, whether or not such losses or credits could be utilized by the Company on a separate return basis. As a result of the Spin-off, the Company and Entertainment entered into the Tax Allocation and Indemnity Agreement that defines the parties' rights and obligations with respect to deficiencies and refunds of federal income taxes for tax periods through January 9, 1996. In connection therewith, Entertainment assumed substantially all responsibility for any federal income tax adjustments related to the Company for tax periods through January 9, 1996. The Tax Allocation and Indemnity Agreement was amended in 1996 to include a portion of the Company's losses in Entertainment's consolidated federal income tax return. As a result, capital contributions totaling $9,360 were received by the Company ($6,760 in cash and $2,600 as an offset to certain indebtedness) representing a portion of the benefit that Entertainment receives from the utilization of the Company's loss carrybacks.

EARNINGS (LOSS) PER COMMON SHARE

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is computed similarly to the way fully diluted earnings per share was computed pursuant to Accounting Principles Board Opinion ("APB") No. 15. Earnings (loss) per share amounts for all years have been presented to conform to SFAS No. 128.

Basic and diluted earnings (loss) per common share are computed by dividing loss before extraordinary item, extraordinary gain (loss) on extinguishment of debt, and net loss by the weighted average number of shares of common stock outstanding during each year, which totaled 15,557,491 shares and 12,174,601 shares for 1997 and 1996, respectively. The assumed exercise of outstanding warrants and stock options for diluted earnings (loss) per common share was not applicable in either 1997 or 1996 because their effect was anti-dilutive. See "Pro forma information (unaudited)" regarding 1995's pro forma loss per common share.

                  BALLY TOTAL FITNESS HOLDING CORPORATION

           (All dollar amounts in thousands, except share data)




EXTRAORDINARY ITEMS

The extraordinary loss on extinguishment of debt for 1997 of $21,414 ($1.37 per share) results from a refinancing of the Company's subordinated debt and credit facility.

The extraordinary gain on extinguishment of debt for 1996 consists of (i) a gain of $9,880 ($.81 per share), net of income taxes of $5,320, resulting from a $15,200 tax obligation to Entertainment which was forgiven as part of the December 1996 merger (the "Merger") of Entertainment with and into Hilton Hotels Corporation ("Hilton") and (ii) a charge of $4,225 ($.35 per share), net of income taxes of $2,270, resulting from a refinancing of the Company's securitization facility.

INSTALLMENT CONTRACTS RECEIVABLE

                                                   1997          1996
                                                 --------      --------
Current:
  Installment contracts receivable               $239,448      $226,173
  Unearned finance charges                        (27,709)      (24,467)
  Allowance for doubtful receivables and
   cancellations                                  (43,728)      (48,471)
                                                 --------      --------
                                                 $168,011      $153,235
                                                 ========      ========
Long-term:
  Installment contracts receivable               $226,735      $195,978
  Unearned finance charges                        (14,357)      (11,382)
  Allowance for doubtful receivables and
   cancellations                                  (36,803)      (37,624)
                                                 --------      --------
                                                 $175,575      $146,972
                                                 ========      ========

The carrying amount of installment contracts receivable at December 31, 1997 and 1996 approximates fair value based on discounted cash flow analyses, using interest rates in effect at the end of each year comparable to similar consumer financing contracts.

ACCRUED LIABILITIES

                                                   1997          1996
                                                 --------      --------
Payroll and benefit-related liabilities          $ 19,530      $ 16,384
Interest                                            6,603        11,938
Taxes other than income taxes                       3,922         3,853
Other                                              20,409        22,888
                                                 --------      --------
                                                 $ 50,464      $ 55,063
                                                 ========      ========

                  BALLY TOTAL FITNESS HOLDING CORPORATION

           (All dollar amounts in thousands, except share data)




LONG-TERM DEBT

                                                   1997          1996
                                                 --------      --------
Nonsubordinated:
  Revolving credit agreement                     $      -      $      -
  Securitization facility                         160,000       160,000
  Capital lease obligations                        13,126         6,686
  Other secured and unsecured obligations          11,889        18,112
Subordinated:
  9 7/8% Senior Subordinated Notes due 2007       225,000
  13% Senior Subordinated Notes due 2003           22,555       200,000
                                                 --------      --------
Total long-term debt                              432,570       384,798
13% Senior Subordinated Notes due 2003,
  called for 1998 redemption                      (22,555)
Other current maturities of long-term debt         (4,590)       (8,401)
                                                 --------      --------
Long-term debt, less current maturities          $405,425      $376,397
                                                 ========      ========


In November 1997, the Company entered into a new revolving credit agreement with a group of banks which provides for a three-year $70,000 credit line. The amount available under the credit line is reduced by any outstanding letters of credit, which cannot exceed $30,000. At December 31, 1997, the revolving credit agreement was unused except for outstanding letters of credit totaling $7,157. The rate of interest on borrowings is at the Company's option, generally based upon either the agent bank's prime rate plus 2% or a Eurodollar rate plus 3%. A fee of 2.25% on outstanding letters of credit is payable quarterly. A commitment fee of 1/2 of 1% is payable quarterly on the unused portion of the credit facility. The revolving credit agreement is secured by substantially all real and personal property (excluding installment contracts receivable) of the Company.

In December 1996, the Company refinanced its securitization facility by completing a private placement of asset-backed securities (the "Securitization") pursuant to which $145,500 of 8.43% Accounts Receivable Trust Certificates and $14,500 of Floating Rate Accounts Receivable Trust Certificates (the "Floating Certificates") were issued as undivided interests in the H&T Master Trust (the "Trust"). The Floating Certificates bear interest (8.55% at December 31, 1997) at 2.57% above the London Interbank Offer Rate ("LIBOR"), with the interest rate on the Floating Certificates capped at 9.43% pursuant to an interest rate cap agreement. The Trust was created for the issuance of asset-backed securities and was formed pursuant to a pooling and servicing agreement. The Trust includes a portfolio of substantially all of the Company's installment contracts receivable from membership sales and the proceeds thereof. The amount by which installment contracts receivable in the Trust exceeds the $160,000 principal amount of certificates issued by the Trust is generally retained by the Company. The Company services the installment contracts receivable held by the Trust and earns a servicing fee which approximates the servicing costs incurred by the Company. Through July 1999, the principal amount of the certificates remains fixed and collections of installment contracts receivable flow through to the Company in exchange for the securitization of additional installment contracts receivable, except that collections are first used to fund interest requirements. The amortization period commences in August 1999, after which collections of installment contracts receivable will be used first to fund interest requirements and then to repay principal on the certificates.

                  BALLY TOTAL FITNESS HOLDING CORPORATION

           (All dollar amounts in thousands, except share data)




The amortization period ends upon the earlier to occur of the certificates being repaid in full or August 2002.

The Company leases certain fitness center facilities and equipment under capital leases expiring in periods ranging from one to twenty years. Included in "Property and equipment" at December 31, 1997 and 1996 were assets under capital leases of $18,194 and $7,125, respectively, net of accumulated amortization of $1,751 and $586, respectively.

In October 1997, the Company refinanced its subordinated debt by issuing $225,000 aggregate principal amount of 9 7/8% Senior Subordinated Notes due 2007 (the "9 7/8% Notes") and completing a tender offer and consent solicitation (the "Tender Offer") with respect to its $200,000 aggregate principal amount of 13% Senior Subordinated Notes due 2003 (the "13% Notes"). Pursuant to the Tender Offer, the Company purchased $177,445 aggregate principal amount of the 13% Notes, substantially all at a price of 108.3% of the principal amount, together with accrued and unpaid interest. In January 1998, the Company redeemed the remaining $22,555 aggregate principal amount of the 13% Notes not tendered in the Tender Offer at a price of 106.5% of the principal amount, together with accrued and unpaid interest. The 9 7/8% Notes are not subject to any sinking fund requirement, but may be redeemed beginning in October 2002, in whole or in part, with premiums ranging from 4.9% in 2002 to zero in 2005 and thereafter. The payment of the 9 7/8% Notes is subordinated to the prior payment in full of all senior indebtedness of the Company, as defined (approximately $192,000 at December 31, 1997).

The revolving credit agreement and the indenture for the 9 7/8% Notes contain covenants that, among other things and subject to certain exceptions, restrict the ability of the Company to incur additional indebtedness, pay dividends, prepay certain indebtedness, dispose of certain assets, create liens and make certain investments or acquisitions. The revolving credit agreement also requires the maintenance of certain financial covenants.

                  BALLY TOTAL FITNESS HOLDING CORPORATION

           (All dollar amounts in thousands, except share data)




Maturities of long-term debt (excluding the $22,555 aggregate principal amount of the 13% Notes redeemed in January 1998) and future minimum payments under capital leases together with the present value of future minimum rentals as of December 31, 1997 are as follows:

                                         LONG-TERM    CAPITAL
                                           DEBT       LEASES     TOTAL
                                         ---------    -------   --------
1998                                     $   2,527    $ 3,498   $  6,025
1999                                        67,054      3,129     70,183
2000                                        96,092      2,076     98,168
2001                                         1,118      1,523      2,641
2002                                         3,002      1,413      4,415
Thereafter                                 227,096     16,177    243,273
                                         ---------    -------   --------
                                           396,889     27,816    424,705
Less amount representing interest                     (14,690)   (14,690)
                                         ---------    -------   --------
                                         $ 396,889    $13,126   $410,015
                                         =========    =======   ========

The fair value of the Company's long-term debt at December 31, 1997 and 1996 approximates its carrying amount except for the Company's subordinated debt, which had a fair market value (based on quoted market prices) of $251,666 and $190,875 at December 31, 1997 and 1996, respectively. The fair values are not necessarily indicative of the amounts the Company could acquire the debt for in a purchase or redemption.

INCOME TAXES

The income tax benefit (provision) applicable to loss before income taxes and extraordinary item consists of the following:

                                            1997       1996       1995
                                          --------   --------   --------
Federal (all current)                     $      -   $  3,050   $  7,069
State and other (all current)                 (300)      (350)       119
                                          --------   --------   --------
                                          $   (300)  $  2,700   $  7,188
                                          ========   ========   ========

                  BALLY TOTAL FITNESS HOLDING CORPORATION

           (All dollar amounts in thousands, except share data)




Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial accounting and income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 1997 and 1996, along with their classification, are as follows:

                                         1997                  1996
                                ---------------------  ---------------------
                                 ASSETS   LIABILITIES   ASSETS   LIABILITIES
                                --------  -----------  --------  -----------
Installment contract revenues   $  1,677   $           $ 27,466    $
Amounts not yet deducted for
  tax purposes:
     Bad debts                    33,259                 33,509
     Other                        13,079                 14,275
Amounts not yet deducted for
  book purposes:
     Deferred membership
      origination costs                      36,042                  32,412
Depreciation and capitalized
  costs                            2,439                              2,308
Tax loss carryforwards           174,105                118,313
Other, net                                    2,359                   1,460
                                --------   --------     -------    --------
                                 224,559   $ 38,401     193,563    $ 36,180
                                           ========                ========
Valuation allowance             (187,647)              (158,872)
                                --------               --------
                                $ 36,912               $ 34,691
                                ========               ========

Current                         $ 19,538   $ 25,198    $  7,420    $ 22,565
Long-term                         17,374     13,203      27,271      13,615
                                --------   --------    --------    --------
                                $ 36,912   $ 38,401    $ 34,691    $ 36,180
                                ========   ========    ========    ========

Upon consummation of the Spin-off, a portion of Entertainment's federal tax loss and Alternative Minimum Tax ("AMT") credit carryforwards were allocated to the Company pursuant to U.S. Treasury Regulations. The amount of carryforwards allocated to the Company may ultimately be different as a result of Internal Revenue Service (the "IRS") adjustments. At December 31, 1997, estimated federal AMT credit and tax loss carryforwards of $2,987 and $366,873, respectively, have been recorded by the Company. The AMT credits can be carried forward indefinitely, while the tax loss carryforwards expire through 2012. In addition, the Company has substantial state tax loss carryforwards which begin to expire in 1998 and fully expire through 2012. Based upon the Company's past performance and the expiration dates of its carryforwards, the ultimate realization of all of the Company's deferred tax assets cannot be assured. Accordingly, a valuation allowance has been recorded to reduce deferred tax assets to a level which, more likely than not, will be realized.

                  BALLY TOTAL FITNESS HOLDING CORPORATION

           (All dollar amounts in thousands, except share data)




A reconciliation of the income tax benefit (provision) with amounts determined by applying the U.S. statutory tax rate to loss before income taxes and extraordinary item is as follows:

                                                 1997       1996      1995
                                               --------   --------  --------
Benefit at U.S. statutory tax rate (35%)       $  8,105   $  9,659  $ 13,506
Add (deduct):
  Operating losses without a current year
    tax benefit                                  (6,748)    (5,509)   (4,904)
  State income taxes, net of related federal
    income tax effect and valuation allowance      (195)      (770)      (96)
  Amortization of cost in excess of acquired
    assets                                       (1,412)    (1,411)   (1,391)
  Other, net                                        (50)       731        73
                                               --------   --------  --------
Income tax benefit (provision)                 $   (300)  $  2,700  $  7,188
                                               ========   ========  ========

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

The Rights are not exercisable or transferable apart from the Common Stock until the occurrence of one of the following: (i) ten days (or such later date as may be determined by action of the Board of Directors of the Company prior to such time as any person or group of affiliated persons becomes an Acquiring Person) after the date of public announcement that a person (other than an Exempt Person, as defined below) or group of affiliated or associated persons has acquired, or obtained the right to acquire, beneficial ownership of 10% or more of the Common Stock (an "Acquiring Person"), or (ii) ten days after the date of the commencement of a tender offer or exchange offer by a person (other than an Exempt Person) or group of affiliated or associated persons, the consummation of which would result in beneficial ownership by such person or group of 20% or more of the outstanding shares of Common Stock. "Exempt Persons" include the Company, any subsidiary of the Company, employee benefit plans of

                  BALLY TOTAL FITNESS HOLDING CORPORATION

           (All dollar amounts in thousands, except share data)




the Company, directors of the Company on January 5, 1996 who are also officers of the Company, Entertainment and any person holding the warrant to purchase 2,942,805 shares of Common Stock initially issued to Entertainment.

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

At December 31, 1997, 6,432,874 shares of Common Stock were reserved for future issuance (3,192,805 shares in connection with outstanding warrants and 3,240,069 shares in connection with certain stock plans).

WARRANTS

In July 1997, in connection with a $7,500 bridge loan provided to the Company by an affiliate of an underwriter of the August 1997 public offering of Common Stock, the Company issued warrants entitling the affiliate to acquire 250,000 shares of Common Stock at an exercise price of $10.05 per share, expiring in July 2002.

In connection with the Spin-off, the Company issued a warrant entitling Entertainment to acquire 2,942,805 shares of Common Stock at an exercise price of $5.26 per share (equal to 110% of the average daily closing price of the Common Stock for the twenty consecutive trading days beginning on the first trading day after the Distribution Date), expiring in December 2005. At the time of the Merger, Entertainment sold the warrant to the Chairman of the Board of Directors and the President and Chief Executive Officer of the Company.

STOCK PLANS

In January 1996, the Board of Directors of the Company adopted the 1996 Non-Employee Directors' Stock Option Plan (the "Directors' Plan"). The Directors' Plan provides for the grant of non-qualified stock options to non-employee directors of the Company.

                  BALLY TOTAL FITNESS HOLDING CORPORATION

           (All dollar amounts in thousands, except share data)




Initially, 100,000 shares of Common Stock were reserved for issuance under the Directors' Plan and at December 31, 1997, 80,000 shares of Common Stock were available for future grant under the Directors' Plan. Stock options may not be granted under the Directors' Plan after January 3, 2006.

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

Also in January 1996, the Board of Directors of the Company adopted the 1996 Long-Term Incentive Plan (the "Incentive Plan"). The Incentive Plan provides for the grant of non-qualified stock options, incentive stock options and compensatory restricted stock awards (collectively "Awards") to officers and key employees of the Company. Initially, 2,100,000 shares of Common Stock were reserved for issuance under the Incentive Plan. In 1997, the Incentive Plan was amended to increase the aggregate number of shares of Common Stock which may be granted under the Incentive Plan to 3,600,000 shares. At December 31, 1997, 1,005,608 shares of Common Stock were available for future grant under the Incentive Plan. Awards may not be granted under the Incentive Plan after January 3, 2006.

Pursuant to the Incentive Plan, non-qualified stock options are generally granted with an exercise price equal to the fair market value of the Common Stock at the date of grant. Incentive stock options must be granted at not less than the fair market value of the Common Stock at the date of grant. Option grants become exercisable at the discretion of the Compensation Committee of the Board of Directors (the "Compensation Committee"), generally in three equal annual installments commencing one year from the date of grant. Option grants in 1997 and 1996 have a 10-year term.

A summary of 1996 and 1997 stock option activity under the Directors' Plan and Incentive Plan is as follows:

                                         Number     Weighted-
                                       of shares     average       Range of
                                      represented    exercise      exercise
                                       by options     price         prices
                                      -----------  ----------    ------------
Granted                                 1,594,580  $     4.23    $4.125-5.125
Forfeited                                (249,920)      4.125           4.125
                                      -----------
Outstanding at December 31, 1996,
  none of which were exercisable        1,344,660        4.25     4.125-5.125
Granted                                   729,000       16.32   12.00-17.5625
Exercised                                 (59,931)      4.125           4.125
Forfeited                                (109,268)      4.125           4.125
                                      -----------
Outstanding at December 31, 1997,
  391,820 of which were exercisable     1,904,461        8.88   4.125-17.5625
                                      ===========

                  BALLY TOTAL FITNESS HOLDING CORPORATION

           (All dollar amounts in thousands, except share data)




The Company has elected to follow APB No. 25, "Accounting for Stock Issued to Employees" and related Interpretations in accounting for its stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation" requires use of option valuation models that were not developed for use in valuing stock options. Under APB No. 25, because the exercise price of the Company's stock options equals the market price of the Common Stock on the date of grant, no compensation expense is recognized.

SFAS No. 123 requires the disclosure of pro forma net loss and loss per share information as if the Company had accounted for stock options under the fair value method prescribed by SFAS No. 123, which for 1997 is $45,783 and $2.94 per share, and for 1996 is $20,032 and $1.65 per share, respectively. In addition, the weighted-average fair value of stock options granted in 1997 and 1996 was $2.88 per share and $1.93 per share, respectively. The fair value for stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997 and 1996: risk-free interest rate of 5.67% and 6.22%, respectively; no dividend yield; volatility factor of the expected market price of the Common Stock of 0.164 and 0.413, respectively; and a weighted-average expected life of the options of five years. Pro forma results under SFAS No. 123 in 1997 and 1996 are not likely to be representative of future pro forma results because, for example, options vest over several years and additional awards may be made in future years.

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

In 1996, the Compensation Committee awarded 650,000 shares of restricted Common Stock to certain executive officers of the Company. Restrictions on these shares generally lapsed based upon the market price of the Common Stock reaching certain targeted stock prices unless less than half of such shares awarded vested within two years after the date of grant, at which time a number of shares would vest so that the total number of vested shares equaled 50% of the original grants. In addition, a recipient of these restricted stock awards receives a cash payment from the Company upon the lapse of restrictions in an amount sufficient to insure that the recipient receives the Common Stock net of all taxes imposed upon the recipient because of the receipt of such Common Stock and cash payment. Restrictions applicable to these shares generally lapsed upon reaching certain targeted stock prices in 1997 and 1996 and, accordingly, the fair value of these shares was amortized to expense ($2,051 in 1997 and $2,345 in 1996) in connection therewith. In addition, the tax gross-up expense related to these restricted shares totaled $3,856 and $2,764 in 1997 and 1996, respectively. The

                  BALLY TOTAL FITNESS HOLDING CORPORATION

           (All dollar amounts in thousands, except share data)




weighted-average fair value of restricted Common Stock awarded in 1996 was $4.87 per share as determined under SFAS No. 123.

In November 1997, the Board of Directors of the Company adopted the Bally Total Fitness Holding Corporation Employee Stock Purchase Plan (the "Stock Purchase Plan"). The Stock Purchase Plan provides for the purchase of Common Stock by eligible employees (as defined) electing to participate in the plan. The stock can generally be purchased semi-annually at a price equal to the lesser of: (i) 95% of the fair market value of the Common Stock on the date when a particular offering commences or (ii) 95% of the fair market value of the Common Stock on the date when a particular offering expires. For each offering made under the Stock Purchase Plan, each eligible employee electing to participate in the Stock Purchase Plan will automatically be granted shares of Common Stock equal to the number of full shares which may be purchased from the employee's elected payroll deduction, with a maximum payroll deduction equal to 10% of eligible compensation, as defined. The first offering under this plan commenced on January 1, 1998 and expires on March 31, 1998. Thereafter, offerings shall commence on each April 1 and October 1 and expire on the following September 30 and March 31, respectively, until the Stock Purchase Plan is terminated or no additional shares are available for purchase. At December 31, 1997, 250,000 shares of Common Stock were available for future purchases under the Stock Purchase Plan. Pursuant to APB No. 25, no expense is recorded by the Company in connection with this plan.

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

SAVINGS PLANS

The Company sponsors several defined contribution plans that provide retirement benefits for certain full-time employees. Eligible employees may elect to participate by contributing a percentage of their pre-tax earnings to the plans. Employee contributions to the plans, up to certain limits, are matched in various percentages by the Company. The expense related to the plans totaled $1,106, $974 and $557 in 1997, 1996 and 1995, respectively.

COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company leases various fitness center facilities, office facilities, and equipment under operating leases expiring in periods ranging from one to twenty-five years excluding optional renewal periods. Certain of the leases contain contingent rental provisions generally related to cost of living criteria or revenues of the respective fitness centers. Rent expense under operating leases was $89,384, $90,060 and $90,318 for 1997, 1996 and 1995,
respectively.

                  BALLY TOTAL FITNESS HOLDING CORPORATION

           (All dollar amounts in thousands, except share data)




Minimum future rent payments under long-term noncancellable operating leases in effect as of December 31, 1997, exclusive of taxes, insurance, other expenses payable directly by the Company and contingent rent, are $84,519, $82,807, $78,265, $73,782 and $70,353 for 1998 through 2002, respectively, and $405,425 thereafter.

Included in the amounts above are leases with real estate partnerships in which certain of the Company's then current executive officers had ownership interests. Rent expense under these leases was $808, $2,002 and $1,991 for 1997, 1996 and 1995, respectively. In addition, these leases require minimum rent payments of $845 for 1998.

LITIGATION

A class action which has been certified entitled Jackson v. Health & Tennis Corporation of America was filed in the state district court in Bexar County, Texas on May 8, 1995. The complaint alleges that the defendant, a subsidiary of the Company, charged excessive amounts on its financed memberships in violation of the Texas Credit Code and the Texas Deceptive Trade Practices--Consumer Protection Act. A purported class action which has not been certified entitled Vasquez et al. v. Bally Total Fitness Corporation, d/b/a Bally's was filed in state district court in Bexar County, Texas on September 18, 1997. The complaint alleges that the defendant, a subsidiary of the Company, charged excessive amounts on its financed memberships in violation of the Texas Credit Code, the Federal Truth-in-Lending Act and Federal Reserve Board regulations. The relief sought in both cases is damages equal to the alleged overpayments and statutory remedies. The Company is currently unable to accurately determine within a meaningful range the amount sought in these actions because Texas law on what constitutes actual damages for any class member is unclear. The Company is vigorously defending these actions. The outcome of this litigation is not currently determinable and, consequently, the Company cannot predict whether it will have a material adverse effect on the Company's financial condition or results of operations in any future period.

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

TRANSACTIONS WITH ENTERTAINMENT

In January 1996, the Company and Entertainment entered into a Trademark License Agreement pursuant to which Entertainment (Hilton after the Merger) licenses the use of the name "Bally" and certain trademarks, trade names and service marks to the Company in connection with its fitness center business. The license is for a period of ten years, subject to termination in certain circumstances. The Company paid no royalty or license fee for 1996 and pays a fee of $1,000 per year thereafter. Following the initial ten-year term, the Company has an option to renew the license for an additional five-year period at a rate equal to the greater of the then market rate or $1,000 per year.

In connection with the Spin-off, Entertainment purchased a fitness center from the Company for $6,200. The Company and Entertainment entered into a management agreement pursuant to which the Company provides certain administrative services to Entertainment in connection with the operation of this fitness center, including membership contract

                  BALLY TOTAL FITNESS HOLDING CORPORATION

           (All dollar amounts in thousands, except share data)




processing, membership card issuance, collections, processing cash receipts and renewal solicitation. Entertainment pays the Company a management fee equal to 4% of membership revenues and 2% of total revenues of this fitness center for these services, which was $213 and $279 for 1997 and 1996, respectively. In addition, Entertainment purchased from the Company all of the shares of capital stock and warrants to purchase shares of capital stock of Holmes Place PLC owned by the Company, as well as a note receivable from Holmes Place PLC held by the Company, for $1,800. For financial accounting purposes, because of Entertainment's ownership interest at the time, the excess of the sales price over the historical net book value of the fitness center and Holmes Place PLC assets of $5,988 was accounted for as an increase to stockholders' equity, net of income taxes of $2,096.

In January 1996, the Company and Entertainment entered into a Transitional Services Agreement pursuant to which Entertainment provided the Company certain services for a period of one year following the Spin-off. The services provided to the Company by Entertainment included services relating to insurance, tax matters, accounting and other financial services and the administration of employee benefit programs. The Company provided payroll services to Entertainment during this period. The net amount charged to the Company by Entertainment in 1996 pursuant to the Transitional Services Agreement was $2,344, based on the costs incurred for such services. Prior to the Spin-off, the Company and Entertainment reimbursed each other for the proportionate share of costs (salaries, benefits, rent, etc.) related to employees performing functions on behalf of both companies, based on estimates of time spent on behalf of each company. The net amount charged by Entertainment in 1995 was $3,045. Management believes that the method used to allocate these costs was reasonable. In addition, certain of the Company's insurance coverage was obtained by Entertainment pursuant to corporate-wide programs and Entertainment charged the Company its proportionate share of the respective insurance premiums, which totaled $4,625 and $5,668 for 1996 and 1995, respectively.

Pursuant to the Transitional Services Agreement, the Company indemnified Entertainment against (i) debts and liabilities of the Company and (ii) liabilities relating to litigation currently pending or claims, controversies or other causes of action relating to the Company's business arising through the Distribution Date. The Transitional Services Agreement also provided for the payment by the Company of $15,200 due Entertainment under the prior tax sharing agreement (plus interest at 10% per annum from the Distribution Date). At the time of the Merger, the $15,200 of indebtedness was forgiven by Hilton, which the Company reflected as an extraordinary gain. The Company also paid interest, calculated primarily at a prime rate, on advances from Entertainment. Interest paid to Entertainment was $1,551 and $430 for 1996 and 1995, respectively.

PRO FORMA INFORMATION (UNAUDITED)

The net loss for 1995 reflects a federal income tax benefit arising from the Company's prior tax sharing agreement with Entertainment of $7,069. Pro forma loss per common share for 1995 has been determined giving effect to (i) adjustments made to reflect the income tax benefit as if the Company had filed its own separate consolidated income tax return for the year, which results in a pro forma net loss of $38,469, and (ii) the distribution of 11,845,161 shares of Common Stock to Entertainment stockholders as if such distribution had taken place as of the beginning of the year.

                     BALLY TOTAL FITNESS HOLDING CORPORATION

                               SUPPLEMENTARY DATA

            QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)
               (All dollar amounts in millions, except share data)

                                               QUARTERS ENDED
                           -------------------------------------------------------
                             MARCH 31,    JUNE 30,     SEPTEMBER 30,  DECEMBER 31,
                           ------------- ------------- ------------- -------------
                            1997   1996   1997   1996   1997   1996   1997   1996
                           ------ ------ ------ ------ ------ ------ ------ ------

Net revenues               $168.4 $163.7 $161.8 $158.7 $165.1 $156.6 $165.7 $160.2

Operating income (loss)       6.2    (.2)   3.2    4.0     .9    2.8    9.6   12.5

Income (loss) before
  extraordinary item         (5.7) (12.0)  (7.3)  (7.9) (10.3)  (9.2)   (.2)   4.2

Extraordinary gain (loss)
  on extinguishment of
  debt                                                                (21.4)   5.7

Net income (loss)            (5.7) (12.0)  (7.3)  (7.9) (10.3)  (9.2) (21.6)   9.9

Basic earnings (loss) per
  common share:
    Income (loss) before
      extraordinary item    $(.46) $(.98) $(.59) $(.65) $(.60) $(.76) $(.01)  $.35
    Extraordinary gain
      (loss) on extin-
      guishment of debt                                               (1.04)   .46
    Net income (loss)        (.46)  (.98)  (.59)  (.65)  (.60)  (.76) (1.05)   .81

Diluted earnings (loss)
  per common share:
    Income (loss) before
      extraordinary item    $(.46) $(.98) $(.59) $(.65) $(.60) $(.76) $(.01)  $.33
    Extraordinary gain
      (loss) on extin-
      guishment of debt                                               (1.04)   .44
    Net income (loss)        (.46)  (.98)  (.59)  (.65)  (.60)  (.76) (1.05)   .77
-------------

1.  The Company's operations are subject to seasonal factors.

2. The Company was a wholly owned subsidiary of Entertainment until January 9, 1996, the date 11,845,161 shares of Common Stock were distributed by Entertainment in the Spin-off. For financial accounting purposes, the Company has reflected the effect of the Spin-off as of December 31, 1995.

3. The extraordinary loss on extinguishment of debt for the quarter ended December 31, 1997 results from a refinancing of the Company's subordinated debt and credit facility. The extraordinary gain on extinguishment of debt for the quarter ended December 31, 1996 consists of (i) a gain of $9.9 million ($.81 per share basic and $.77 per share diluted) resulting from a $15.2 million tax obligation to Entertainment which was forgiven as part of the December 1996 merger of Entertainment with and into Hilton and (ii) a charge of $4.2 million ($.35 per share basic and $.33 per share diluted) resulting from a refinancing of the Company's securitization facility.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Item 9 is inapplicable.


PART III

ITEM 10.DIRECTORS AND EXECUTIVE OFFICERS

Pursuant to the Restated Certificate of Incorporation of the Company (the "Company Certificate") and the Amended and Restated By-Laws of the Company (the "Company Bylaws"), the Board of Directors of the Company (the "Board") shall consist of not less than three and not more than seventeen individuals divided into three classes, with each director serving a three-year term (after the initial term). Set forth below is certain information as to persons who currently serve as directors and executive officers of the Company. The directors of Class II hold office until the Annual Meeting of Stockholders in 1998, currently scheduled for June 1998, the directors of Class III hold office until the Annual Meeting of Stockholders in 1999 and the directors of Class I hold office until the Annual Meeting of Stockholders in 2000. Thereafter, stockholders will elect the directors of each class at the appropriate succeeding Annual Meeting of Stockholders.

DIRECTORS OF THE REGISTRANT

Class II

Lee S. Hillman has been a director of the Company since September 1992 and was elected President and Chief Executive Officer of the Company in October 1996. Additionally, Mr. Hillman was Treasurer of the Company from April 1991 to October 1996, Executive Vice President of the Company from September 1995 to October 1996, Senior Vice President of the Company from April 1991 to September 1995 and Chief Financial Officer of the Company from April 1991 to May 1994. Mr. Hillman was Vice President, Chief Financial Officer and Treasurer of Entertainment between November 1991 and December 1996 and Executive Vice President of Entertainment between August 1992 and December 1996. Mr. Hillman also served as Vice President-Administration of Bally's Grand, Inc. from August 1993 through February 1997. From October 1989 to April 1991, Mr. Hillman was a partner with the accounting firm of Ernst & Young LLP. Mr. Hillman is also a director of Continucare Corporation (a manager of outpatient rehabilitation programs). Mr. Hillman is 42 years of age.

James F. Mc Anally, M.D. was elected a director of the Company in December 1995. Dr. Mc Anally is a private practitioner who specializes in hypertension and kidney disease. He has been in private practice since 1980. Dr. Mc Anally has been the Medical Director of Nephrology Services at Elizabeth General Medical Center in Elizabeth, New Jersey since 1984. Dr. Mc Anally has also been Chief of Nephrology at St. Elizabeth's Hospital in Elizabeth, New Jersey since 1981. Dr. Mc Anally is 48 years of age.

Class III

Arthur M. Goldberg has been a director of the Company since 1990, has served as Chairman of the Board of Directors of the Company since September 1995, and was the Company's Chief Executive Officer from September 1995 until October 1996. Mr. Goldberg also serves as Executive Vice President, President - Gaming Division and a director of Hilton (an operator of full-service hotels and hotel-casinos), and he was Chairman of the Board of Directors and Chief Executive Officer of Entertainment between October 1990 and December 1996, and President of Entertainment between January 1993 and December 1996. Mr. Goldberg has been Chairman of the Board of Directors of Bally's Grand, Inc. (a casino hotel resort operator) since August 1992 and has been its Chief Executive Officer since September 1992. In addition, Mr. Goldberg has been Chairman of the Board of Directors, President and Chief Executive Officer of Di Giorgio Corporation (a food distributor) since February 1990. Mr. Goldberg is also a director of First Union Corporation (a financial services company) and Managing Partner of Arveron Investments L.P. (an investment partnership). Mr. Goldberg is 56 years of age.

J. Kenneth Looloian was elected a director of the Company in December 1995. Mr. Looloian is an Executive Vice President of Di Giorgio Corporation, a former partner in Arveron Investments L.P. and a former Executive Vice President of International Controls Corporation. Mr. Looloian is also a director of Continucare Corporation and Bally's Grand, Inc. Mr. Looloian is 75 years of age.

Class I

Aubrey C. Lewis was initially elected a director of the Company in December 1995. Mr. Lewis has been a Vice President of Woolworth Corporation (a global retailer) since 1967. Mr. Lewis is also a director of the United States Naval Academy Foundation, the University of Notre Dame, the Port Authority of New York and New Jersey, the New Jersey State Chamber of Commerce and the Y.M.C.A. of Chinatown in New York City. Mr. Lewis is 63 years of age.

Liza M. Walsh was initially elected a director of the Company in December 1995. Ms. Walsh has been an attorney at the law firm of Connell, Foley & Geiser since 1986 and has been a partner of the firm since 1992, concentrating in commercial litigation. Ms. Walsh has also served as an Arbitrator for the United States District Court for the District of New Jersey since 1990. Ms. Walsh is 39 years of age.

OFFICERS OF THE REGISTRANT

Executive Officers

Information with respect to Lee S. Hillman, an executive officer who is also a director of the Company, is set forth above. Certain information with respect to other executive officers is as follows.

John W. Dwyer was elected Vice President and Chief Financial Officer of the Company in May 1994, a Senior Vice President of the Company in September 1995, Treasurer of the Company in October 1996 and Executive Vice President of the Company in November 1997. Mr. Dwyer was Corporate Controller of Entertainment between June 1992 and December 1996 and a Vice President of Entertainment between December 1992 and December 1996. From October 1986 to June 1992, Mr. Dwyer was a partner with the accounting firm of Ernst & Young LLP. Mr. Dwyer is 45 years of age.

William G. Fanelli was elected Senior Vice President, Operations of the Company in November 1997 and was Vice President, Strategic Operations of the Company from November 1996 to November 1997. Mr. Fanelli was Director, Business Development of Entertainment from October 1993 to December 1996 and, for approximately nine years prior to October 1993, was employed by the accounting firm of Ernst & Young LLP. Mr. Fanelli is 35 years of age.

Cary A. Gaan was elected Senior Vice President and General Counsel of the Company in January 1991 and Secretary of the Company in April 1996. Mr. Gaan served as a Vice President of the Company from 1987 to 1991. Mr. Gaan is 52 years of age.

Harold Morgan has been employed by the Company since August 1991 and was elected a Vice President of the Company in January 1992 and Senior Vice President, Human Resources of the Company in September 1995. Mr. Morgan was Vice President, Human Resources of Entertainment between December 1992 and December 1996. From 1985 until August 1991, Mr. Morgan was Director of Employee and Labor Relations of the Hyatt Corporation. Mr. Morgan is 41 years of age.

Paul A. Toback was elected Senior Vice President, Corporate Development of the Company in March 1998, Vice President, Corporate Development of the Company in November 1997 and Vice President of the Company in September 1997. From January 1995 to August 1997, Mr. Toback was Senior Vice President and Chief Operating Officer of Globetrotters Engineering Corp. and from January 1993 to December 1994, he served as Executive Assistant to the Chief of Staff at the White House. Prior to January 1993, Mr. Toback was Director of Administration for Mayor Daley in the City of Chicago and an attorney at the law firm of Katten, Muchin & Zavis. Mr. Toback is 34 years of age.

John H. Wildman was elected Senior Vice President, Sales and Marketing of the Company in November 1996 and Vice President, Sales and Marketing of the Company in September 1995. For approximately four years prior thereto, Mr. Wildman was a Senior Area Director of the Company. Mr. Wildman is 38 years of age.

Other Corporate Officers

Julie Adams was elected Vice President, Membership Services of the Company in November 1997. Ms. Adams was Vice President and Controller of the Company from January 1994 to November 1997, Controller of the Company from December 1992 to January 1994 and Director of Financial Reporting of the Company from August 1985 to December 1992. Ms. Adams is 52 years of age.

Jason M. Conviser, Ph.D. was elected Vice President, Clinical Services of the Company in November 1997. From January 1991 until November 1997, Dr. Conviser was President of JMC & Associates. Dr. Conviser is 42 years of age.

Paul E. Heckmann was elected Vice President, Real Estate and Construction of the Company in September 1995. For approximately 13 years prior thereto, Mr. Heckmann was Director, Construction of the Company. Mr. Heckmann is 58 years of age.

Michael A. Karoff was elected Vice President, Product Marketing of the Company in November 1997 and was Senior Director, New Product Marketing of the Company from January 1997 to November 1997. From May 1993 until January 1997, Mr. Karoff was President of Compass Financial Services, which provided consulting services to the Company. Mr. Karoff is 44 years of age.

Geoffrey M. Scheitlin was elected Vice President and Controller of the Company in November 1997 and was Assistant Treasurer of the Company from July 1988 to November 1997. Mr. Scheitlin is 39 years of age.

David D. Southern was elected Vice President, Public and Investor Relations of the Company in November 1997. From November 1990 until November 1997, Mr. Southern was the National Director of Sales and Marketing for the Health Care Industry Services practice of the accounting firm of Ernst & Young LLP. Mr. Southern is 40 years of age.

Regional Officers

Sandor Feher was elected Regional Vice President of the Company in November 1997. For approximately eight years prior thereto, Mr. Feher was a Senior Area Director of the Company. Mr. Feher is 54 years of age.

Howard Reser was elected Regional Vice President of the Company in November 1997. Mr. Reser was a Senior Area Director of the Company for approximately ten years prior thereto except from October 1993 to March 1995, when he served as Vice President, Operations of the Company. Mr. Reser is 56 years of age.

Daniel L. Tobol was elected Regional Vice President of the Company in November 1997. For approximately six years prior thereto, Mr. Tobol was a Senior Area Director of the Company. Mr. Tobol is 42 years of age.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

The Company is required to identify any director, executive officer, beneficial owner of more than ten percent of the Common Stock or any other person subject to Section 16 of the Exchange Act that failed to file on a timely basis, as disclosed in their forms, reports required by Section 16(a) of the Exchange Act. Based on a review of forms submitted to the Company, the Company believes that during 1997 all such filing requirements were complied with by its directors and executive officers except for late filings of Form 4's for Mr. Morgan and Mr. Wildman for shares of Common Stock acquired at the time of the 1997 Stock Offering, and David M. Tolmie for shares of Common Stock sold in September 1997. Mr. Tolmie served as Senior Vice President, New Business Development of the Company through September 12, 1997, when he resigned as an officer and employee of the Company.

ITEM 11.  EXECUTIVE COMPENSATION

Members of the Board of Directors who are also employees of the Company do not receive any additional compensation for service on the Board or any committees of the Board. Members of the Board who are not employees of the Company presently receive an annual retainer of $27,500 plus a $1,000 stipend for each Board meeting attended. Non-employee directors presently receive additional stipends for service on committees of the Board of $500 per year for committee members and $1,000 per year for committee chairmen.

The following table sets forth, for each of the years indicated, the compensation paid by the Company to its Chief Executive Officer during 1997, and the four other most highly compensated executive officers of the Company as of December 31, 1997 (collectively, the "Named Executive Officers"). During these years, the Named Executive Officers were compensated in accordance with the plans and policies of the Company. All reference to securities in the following table relate to awards of options to purchase Common Stock.


                       SUMMARY COMPENSATION TABLE

                                                                         LONG-TERM COMPENSATION
                                           ANNUAL COMPENSATION                    AWARDS
                                   -----------------------------------  -------------------------
                                                          OTHER ANNUAL   RESTRICTED   SECURITIES    ALL OTHER
                                                          COMPENSATION  STOCK AWARDS  UNDERLYING   COMPENSATION
NAME AND PRINCIPAL POSITION  YEAR  SALARY($)  BONUS($)       ($) (1)      ($) (2)      OPTIONS(#)      ($)
---------------------------  ----  ---------  --------    ------------  ------------  -----------  ------------

Lee S. Hillman (3)           1997   375,000   250,000(4)  3,499,700(5)         -        125,000    19,704(6)
  President and Chief        1996    34,000       -             -          721,875      150,000       -
  Executive Officer          1995       -         -             -              -            -         -

John W. Dwyer (7)            1997   225,000   150,000(4)  1,407,381(5)         -         45,000    12,204(6)
  Executive Vice President,  1996   170,600       -             -          288,750       35,000       -
  Chief Financial Officer    1995       -         -             -              -            -         -
  and Treasurer

Cary A. Gaan                 1997   225,000    90,000(4)  1,407,381(5)         -         15,000       954(6)
  Senior Vice President,     1996   225,000    40,000           -          288,750       35,000    12,091
  Secretary and General      1995   225,000    70,000           -              -            -      40,263
  Counsel

Harold Morgan (8)            1997   175,000    80,000(4)  1,407,381(5)         -         15,000     9,502(6)
  Senior Vice President,     1996   158,100       -             -          288,750       35,000       -
  Human Resources            1995       -         -             -              -            -         -

John H. Wildman              1997   200,000   100,000(9)  1,407,381(5)         -         15,000       -
  Senior Vice President,     1996   200,000    40,000           -          288,750       45,000       -
  Sales and Marketing        1995   175,000    70,400           -              -            -         -

-------------


(1) Certain incidental personal benefits to executive officers of the Company may result from expenses incurred by the Company in the interest of attracting and retaining qualified personnel. These incidental personal benefits made available to the Named Executive Officers during 1997 are not described herein because the incremental cost to the Company of such benefits is below the Securities and Exchange Commission (the "Commission") disclosure threshold.

(2) The number of shares of restricted stock awarded to Messrs. Hillman, Dwyer, Gaan, Morgan and Wildman during 1996 was 150,000, 60,000, 60,000, 60,000 and 60,000, respectively. The value of such shares was determined by the closing price of the Common Stock at the date of grant. Restrictions on these shares generally lapsed based upon the market price of the Common Stock reaching certain targeted stock prices unless less than half of such shares awarded vested within two years after the date of grant, at which time a number of shares would vest so that the total number of vested shares equaled 50% of the original grants. In addition, a recipient of these restricted stock awards receives a cash payment from the Company upon the lapse of restrictions in an amount sufficient to insure that the recipient receives the Common Stock net of all taxes imposed upon the recipient because of the receipt of such Common Stock and cash payment.

(3) Mr. Hillman served as Executive Vice President and Treasurer of the Company through October 7, 1996, when he became President and Chief Executive Officer of the Company. For serving in such capacities, Mr. Hillman received (i) an annual base salary of $22,500 through December 18, 1996 pursuant to his former employment agreement with the Company and (ii) an annual base salary of $375,000 from December 19, 1996 pursuant to an employment arrangement with the Company. In addition, Mr. Hillman served as Executive Vice President, Chief Financial Officer and Treasurer of Entertainment until December 18, 1996. For serving in such capacities, Mr. Hillman received compensation from Entertainment and was awarded non-qualified options to purchase shares of Entertainment common stock during 1996 and 1995. The compensation paid to Mr. Hillman by Entertainment for the years covered was for services rendered to Entertainment and all of its subsidiaries.

(4) Represents the bonus earned in 1997 by the Named Executive Officer. Under the Company's 1997 Bonus Plan, 50% of the bonus was paid in March 1998 and the remaining 50% is to be paid by March 15, 1999, subject to certain forfeiture provisions. See "The Company's 1997 Bonus Plan."

(5) Represents amount paid by the Company to the Named Executive Officer for the tax gross-up upon the final vesting in August 1997 of the restricted stock awards described in Note (2) above.

(6) Represents amounts matched by the Company in connection with the Named Executive Officer's participation in the Company's savings plans. See "The Company's Retirement Savings Plan" and "The Company's Savings Plan."

(7) Mr. Dwyer also served as Vice President and Corporate Controller of Entertainment until December 18, 1996. For serving in such capacities, Mr. Dwyer received compensation from Entertainment and was awarded non-qualified options to purchase shares of Entertainment common stock during 1996 and 1995. Pursuant to the Transitional Services Agreement with Entertainment, 75% of Mr. Dwyer's salary was allocated to the Company through December 18, 1996, at which time the Company began paying all of Mr. Dwyer's salary.

(8) Mr. Morgan also served as Vice President, Human Resources of Entertainment until December 18, 1996. For serving in such capacities, Mr. Morgan received compensation from Entertainment and was awarded non-qualified options to purchase shares of Entertainment common stock during 1996 and 1995. Pursuant to the Transitional Services Agreement with Entertainment, 90% of Mr. Morgan's salary was allocated to the Company through December 18, 1996, at which time the Company began paying all of Mr. Morgan's salary.

(9) Represents the bonuses earned in 1997 by Mr. Wildman, $40,000 of which was paid in 1997. The remaining $60,000 bonus is under the Company's 1997 Bonus Plan, pursuant to which 50% was paid in March 1998 and the remaining 50% is to be paid by March 15, 1999, subject to certain forfeiture provisions. See "The Company's 1997 Bonus Plan."

EMPLOYMENT AGREEMENTS

Mr. Hillman and the Company reached an agreement with respect to his employment effective as of October 7, 1996. The agreement is for a term through December 31, 1999 and provides for a base salary of $375,000 (effective December 19, 1996), participation in any Company bonus plan and a bonus payable at the discretion of the Company. In the event a change of control of the Company occurs and Mr. Hillman is asked to leave the employ of the Company or, absent cause, Mr. Hillman elects to terminate his employment because he has been constructively terminated, Mr. Hillman will be entitled to receive a lump sum payment equal to 36 months base salary and two times the average of bonuses, if any, paid to Mr. Hillman by the Company for the three prior years. If a change in control of the Company were to occur on February 28, 1998 and Mr. Hillman were asked to leave the employ of the Company or, absent cause, constructively terminated, Mr. Hillman would be entitled to a payment of $1,625,000 under his employment arrangement. Additionally, if a change in control of the Company were to occur on February 28, 1998, Mr. Hillman could elect, at his option, to terminate his employment arrangement and receive a lump sum of six months salary ($187,500).

Mr. Dwyer, the Company and Entertainment entered into an employment agreement effective as of January 1, 1996 for an initial term of three years, after which the agreement will continue from year to year unless terminated by any party in his or its sole discretion on 90 days' notice given prior to the expiration of the term. Effective December 19, 1996, Entertainment's obligations under this employment agreement terminated. The agreement provides for an annual base salary of $225,000 and a bonus payable at the discretion of the Company.

Mr. Gaan and the Company entered into an employment agreement effective as of March 20, 1997 for an initial term of three years, after which the agreement will continue from year to year unless terminated by either party in its discretion on six months' notice given prior to the expiration of the term. The agreement provides for a base salary of $225,000 per year and a bonus payable at the discretion of the Company. In the event of a change in control of the Company and Mr. Gaan were asked to leave the Company or, absent cause, Mr. Gaan elects to terminate his employment because he has been constructively terminated, Mr. Gaan will be paid a lump sum equal to 24 months base salary or an amount equal to his base salary for the balance of the three-year term, whichever is greater, and the greater of the average of the bonuses, if any, paid by the Company to Mr. Gaan for the three prior years and the bonus, if any, for the prior year. If a change in control of the Company were to occur on February 28, 1998 and Mr. Gaan were asked to leave the employ of the Company, Mr. Gaan would be entitled to a payment of $552,945 under his employment agreement.

Mr. Morgan, the Company and Entertainment entered into an employment agreement effective as of January 1, 1996 for an initial term of three years, after which the agreement will continue from year to year unless terminated by any party in his or its sole discretion on 60 days' notice given prior to the expiration of the term. Effective December 19, 1996, Entertainment's obligations under this employment agreement terminated. The agreement provides for an annual base salary of $175,000 and a bonus payable at the discretion of the Company.

Mr. Wildman and the Company entered into an employment agreement effective as of October 7, 1996 for an initial term of two years, after which the agreement will continue from year to year unless terminated by either party in his or its sole discretion on 60 days' notice given prior to the expiration of the term. The agreement provides for an annual base salary of $200,000 and a bonus payable at the discretion of the Company, which shall not be less than $40,000. In the event of a change in control of the Company and the successor in control, without cause, terminates the agreement, Mr. Wildman will be paid a lump sum equal to 12 months base salary or an amount equal to his base salary for the balance of the two-year term, whichever is greater, and the greater of the average of the bonuses, if any, paid by the Company to Mr. Wildman for the two prior years and the bonus, if any, for the prior year. For purposes of the agreement, if Mr. Wildman is constructively terminated by the successor in control, the successor in control shall be deemed to have terminated Mr. Wildman without cause. If a change in control of the Company were to occur on February 28, 1998 and Mr. Wildman were asked to leave the employ of the Company, Mr. Wildman would be entitled to a payment of $300,000 under his employment agreement.

STOCK OPTION AND SAR GRANTS

The following table sets forth certain information regarding options to purchase Common Stock granted to the Named Executive Officers during 1997.


                      OPTION/SAR(1) GRANTS IN LAST FISCAL YEAR

                                 INDIVIDUAL GRANTS
                  -------------------------------------------------  POTENTIAL REALIZABLE
                                  PERCENT OF                           VALUE AT ASSUMED
                   NUMBER OF        TOTAL                            ANNUAL RATES OF STOCK
                   SECURITIES      OPTIONS                           PRICE APPRECIATION FOR
                   UNDERLYING     GRANTED TO   EXERCISE                  OPTION TERM (3)
                    OPTIONS      EMPLOYEES IN   PRICE    EXPIRATION  ----------------------
      NAME        GRANTED(#)(2)  FISCAL YEAR    ($/SH)      DATE       5% ($)      10% ($)
---------------   -------------  ------------  --------  ----------  ---------    ---------

Lee S. Hillman       125,000         17.1       17.5625   11/21/07   1,380,620    3,498,763

John W. Dwyer         20,000          2.7       12.00       8/6/07     150,935      382,498
                      25,000          3.4       17.5625   11/21/07     276,124      699,753

Cary A. Gaan          15,000          2.1       17.5625   11/21/07     165,674      419,852

Harold Morgan         15,000          2.1       17.5625   11/21/07     165,674      419,852

John H. Wildman       15,000          2.1       17.5625   11/21/07     165,674      419,852
-----------

(1) There have been no SARs granted by the Company to date.

(2) One-third of the options granted may be exercised on the first anniversary of the date of grant, two-thirds after two years from the date of grant and 100% after three years from the date of grant. Each grant was made on the date which is ten years prior to the date of expiration set forth in the table.

(3) The potential realizable values represent future opportunity and have not been reduced to present value in 1997 dollars. The dollar amounts included in these columns are the result of calculations at assumed rates set by the Commission for illustration purposes. These rates are not intended to be a forecast of the Common Stock price and are not necessarily indicative of the values that may be realized by the Named Executive Officer. The potential realizable values are based on arbitrarily assumed annualized rates of stock price appreciation of 5% and 10% over the full ten-year term of the options. For example, in order for the individual named above who received options with an exercise price of $17.5625 per share to realize the potential values set forth in the 5% and 10% columns in the table above, the price per share of the Common Stock would have to be approximately $28.61 and $45.55, respectively.

STOCK OPTIONS AND SAR EXERCISES

The following table sets forth certain information concerning exercises of stock options during 1997 by each of the Named Executive Officers and their stock options outstanding as of December 31, 1997.


         AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                  FISCAL YEAR-END OPTION/SAR VALUES (1)

                                                NUMBER OF
                                                SECURITIES        VALUE OF
                                                UNDERLYING       UNEXERCISED
                                                UNEXERCISED      IN-THE-MONEY
                                                OPTIONS            OPTIONS
                                                AT FISCAL         AT FISCAL
                                                YEAR-END(#)     YEAR-END($) (2)
                     SHARES                   ----------------  ----------------
                   ACQUIRED ON     VALUE      EXERCISABLE(E)/   EXERCISABLE(E)/
      NAME         EXERCISE (#)  REALIZED($)  UNEXERCISABLE(U)  UNEXERCISABLE(U)
----------------   ------------  -----------  ----------------  ----------------

Lee S. Hillman         - -          - -           50,000(E)         837,500(E)
                                                 225,000(U)       2,214,063(U)

John W. Dwyer          - -          - -           11,667(E)         207,089(E)
                                                  68,333(U)         719,473(U)

Cary A. Gaan           - -          - -           11,667(E)         207,089(E)
                                                  38,333(U)         478,848(U)

Harold Morgan          - -          - -           11,667(E)         207,089(E)
                                                  38,333(U)         478,848(U)

John H. Wildman        - -          - -           15,000(E)         266,250(E)
                                                  45,000(U)         597,188(U)

-------------

(1) There have been no SARs granted by the Company to date.

(2) Value is based on the closing price of a share of Common Stock as of December 31, 1997 ($21.875) minus the exercise price.


BENEFIT PLANS

The Company's 1996 Non-Employee Directors' Stock Option Plan

The Directors' Plan is intended to encourage non-employee directors of the Company to acquire or increase their ownership of Common Stock on reasonable terms, and to foster a strong incentive to put forth maximum effort for the continued success and growth of the Company. The Directors' Plan provides for the granting of non-qualified stock options to purchase an aggregate of 100,000 shares of Common Stock to current and future non-employee directors of the Company.

Under the Directors' Plan, each of the non-employee directors of the Company was granted options to purchase 5,000 shares of Common Stock in both January 1996 and January 1998. Pursuant to the Directors' Plan, any director who subsequently joins the Board will be granted on the first business day following the first day of his term, an option to purchase 5,000 shares of Common Stock. On the second anniversary of that date, such director that is still a director will be granted an option to purchase an additional 5,000 shares of Common Stock. If the number of shares available for grant under the Directors' Plan on a scheduled grant date is insufficient to make all the grants, then each eligible director will receive an option to purchase a pro rata number of the available shares.

The option price per share for grants under the Directors' Plan will be the fair market value of the shares of Common Stock on the date of grant. Under the Directors' Plan, fair market value is generally the closing price of the Common Stock on NASDAQ on the last business day prior to the date on which the value is to be determined.

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

The Directors' Plan may be amended by the Board, provided that stockholder approval will be necessary if required under Rule 16b-3 ("Rule 16b-3") of the General Rules and Regulations of the Exchange Act, and no amendment may impair any of the rights of any holder of an option previously granted under the Directors' Plan without the holder's consent, and provided that certain provisions of the Directors' Plan may not be amended more than once every six months. As of February 28, 1998, 60,000 shares of Common Stock were available for future grant under the Directors' Plan.

The Directors' Plan will be administered by the Compensation Committee. The principal terms of the option grants are fixed in the Directors' Plan. Therefore, the Compensation Committee will have no discretion to select which directors receive options, the number of shares of Common Stock included in any grant, or the exercise price of options.

The Company's 1996 Long-Term Incentive Plan

In January 1996, the Board adopted the Incentive Plan. The Incentive Plan is intended to encourage ownership of Common Stock by officers, other key employees and consultants of the Company, to encourage their continued involvement with the Company and to provide them with additional incentives to promote the success of the Company.

The Incentive Plan authorizes the grant to the Company's officers and key employees (including consultants providing key services to the Company) of awards ("Awards") consisting of "incentive stock options," as that term is defined under the provisions of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), non-qualified stock options and restricted stock awards. Initially, 2,100,000 shares of Common Stock were available to grant Awards under the Incentive Plan. In 1997, the Incentive Plan was amended to increase the aggregate number of shares of Common Stock which may be granted under the Incentive Plan to 3,600,000 shares. The Compensation Committee administers the Incentive Plan and has sole discretion to determine those employees to whom Awards are granted, the number of Awards granted, the provisions applicable to each Award and the time periods during which Awards may be exercisable; provided, however, that no employee may receive options, and/or restricted stock subject to performance-based vesting, to acquire more than 500,000 shares of Common Stock during any given year.

The Compensation Committee may grant incentive stock options, non-qualified stock options, or a combination of the two. The exercise price of each incentive stock option may not be less than the fair market value of the Common Stock on the date the option is granted. Under the Incentive Plan, fair market value is generally the closing price of the Common Stock on NASDAQ on the last business day prior to the date on which the value is to be determined. Unless the Compensation Committee determines otherwise, the option price per share of any non-qualified stock option shall be the fair market value of the Common Stock on the date the option is granted. The exercise price of each incentive stock option granted to any stockholder possessing more than 10% of the combined voting power of all classes of capital stock of the Company, or, if applicable, a parent or subsidiary of the Company, on the date of grant must not be less than 110% of the fair market value on that date, and no such option may be exercisable more than five years after the date of grant.

Options granted will be exercisable for a term of not more than ten years from the date of grant. In addition, no employee may be granted an incentive stock option to the extent the aggregate fair market value, as of the date of grant, of the Common Stock with respect to which incentive stock options are first exercisable by such employee during any calendar year exceeds $100,000.

Restricted stock awards are rights granted by the Compensation Committee to receive shares of Common Stock subject to forfeiture and other restrictions determined by the Compensation Committee. Until the restrictions with respect to any restricted stock award lapse, the shares will be held by the Company and may not be sold or otherwise transferred by the employee. Except as otherwise determined by the Compensation Committee, until the restrictions lapse, the shares will be forfeited if the employee's employment is terminated for any reason other than death, disability or retirement on or after the employee's attainment of 65 years of age. Except as otherwise determined by the Compensation Committee, all restrictions shall lapse upon the earliest of the death, disability or retirement of the recipient employee on or after the employee's attainment of 65 years of age. Unless the Compensation Committee determines otherwise, one-third of the shares subject to a restricted stock award will vest on each anniversary of the date of grant. Certain grants of restricted stock awards will vest, in part or in whole, on the achievement of specified performance targets. The Compensation Committee granted 650,000 shares of restricted stock awards in 1996, which shares fully vested in August 1997 after the achievement of specified performance targets.

The Company may make cash payments to an employee who receives an Award of restricted stock in an amount equal to the aggregate amount of federal, state and local income taxes which such employee would be required to pay as a result of (i) the receipt or vesting of shares of Common Stock pursuant to any Award of restricted stock and (ii) his receipt of any such cash payment. The recipients of the restricted stock awarded in 1996 received such a payment in August 1997.

Awards granted under the Incentive Plan will be subject to adjustment upon a recapitalization, stock split, stock dividend, merger, reorganization, liquidation, extraordinary dividend, or other similar event affecting the Common Stock. Awards, other than incentive stock options, may be granted which permit transfer by a recipient to immediate family members, including trusts, partnerships, limited liability companies or certain other entities existing for their benefit. Otherwise, other than by will or the laws of descent and distribution or, in certain circumstances, pursuant to a qualified domestic relations order, an Award may not be transferred. An Award may be exercised during the lifetime of the holder of the Award only by the holder, or by the holder's personal representative in the event of disability.

In the case of a change in control of the Company, the Board may, in its sole discretion, determine, on a case by case basis, taking into account the purposes of the Incentive Plan, that each Award granted under the Incentive Plan will terminate 90 days after the occurrence of such change in control, but, in the event of any such termination (i) an option holder will generally have the right, commencing at least five days prior to the change in control and subject to any other limitation on the exercise of the option in effect on the date of exercise, to immediately exercise any options in full to the extent they previously have not been exercised and (ii) restricted stock awards will vest.

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

The Incentive Plan may be amended by the Board, provided that stockholder approval may be necessary pursuant to Section 422 of the Code or Rule 16b-3 of the regulations of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and provided further that no amendment may impair any rights of any holder of an Award previously granted under the Incentive Plan without the holder's consent. As of February 28, 1998, 1,008,885 shares of Common Stock were available for future grant under the Incentive Plan.

The Company's Retirement Savings Plan

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

The amount of compensation that may be deferred is presently limited pursuant to a schedule based upon the age of the participant at the beginning of or during the compensation year. For participants who are less than 50 years of age, a maximum of 25% of compensation may be deferred; for those who are 50 to 54 years of age, a maximum of 50% of compensation may be deferred; for those who are 55 to 59 years of age, a maximum of 75% of compensation may be deferred; and for those participants who are 60 years of age or older, a maximum of 100% of compensation may be deferred. During 1997, the Company provides a matching contribution of 50% of the first 10% of eligible compensation the participant defers and 0% thereafter. Matching contributions are credited to a participant's matching account and become vested as follows: after one but less than two Years of Deferral they become 33 1/3% vested, after two but less than three Years of Deferral they become 66 2/3% vested, and after more than three Years of

Deferral they become fully vested. For this purpose, a "Year of Deferral" is credited with respect to a matching contribution for each completed calendar year commencing after the calendar year for which the matching contribution was made. A participant who separates from service will receive his benefits under the Retirement Plan in a lump sum. As soon as possible (but not later than five business days) after a change in control of the Company, as defined in the Retirement Plan, all of the participants' accounts will become 100% vested.

For 1997, the Company will contribute $387,332 to the accounts of all participants in the Retirement Plan, of which $48,411 is allocated to the accounts of all executive officers of the Company as a group. Named Executive Officers receiving allocations are as follows: Mr. Hillman $18,750, Mr. Dwyer $11,250, and Mr. Morgan $8,548.

The Company's Savings Plan

The Bally's Employee Savings Trust for Employees of Bally Total Fitness Holding Corporation (the "Savings Plan") was adopted by the Board effective as of October 1, 1996. The Savings Plan replaced two similar plans that were sponsored by Entertainment and has been qualified under Section 401(a) of the Code and the regulations thereunder. Generally, the Savings Plan covers employees who have completed one year of service. A participant may elect to contribute 0% to 10% (in 1% increments) of compensation received or made available during the plan year (limited by tax laws to a maximum of $9,500 in 1997). The Company provides a matching contribution in an amount equal to 50% of a participant's contribution of the first $500 and, beyond that, 25% of each additional dollar contributed up to $3,000. Matching contributions vest immediately and are nonforfeitable. Participant and matching contributions are invested in the investment fund or funds selected by the participant in accordance with the Savings Plan. For 1997, the Company will contribute $718,914 to the accounts of all participants in the Savings Plan, of which $4,344 is allocated to the accounts of all executive officers of the Company as a group. Named Executive Officers receiving allocations are as follows: Mr. Hillman $954, Mr. Dwyer $954, Mr. Gaan $954, and Mr.
Morgan $954.

The Company's 1997 Bonus Plan

In February 1997, the Compensation Committee of the Board adopted the Bally Total Fitness Holding Corporation 1997 Bonus Plan (the "Bonus Plan"). The purpose of the Bonus Plan is to provide an additional performance incentive for certain senior executive and area management of the Company for 1997, 1998 and 1999 (the "Plan Years"). The Compensation Committee, based upon the recommendation of the Company's management, identifies those employees who may participate in the Bonus Plan.

Two pools of participants are designated, with Pool One limited to the Company's senior executive management and Pool Two limited to the Company's senior area management. The bonuses for each of the pools of participants are based on increases in the Company's earnings for a Plan Year before interest, taxes, depreciation and amortization ("EBITDA") from the immediately preceding year (without giving effect, for Plan Year 1997, to the restatement of the Company's 1996 consolidated financial statements). Pool One and Pool Two receive allocations of 10% and 6% of the EBITDA increases for a Plan Year, respectively. Each participant in a pool has a determined participation percentage of the amount allocated to the respective pool, which is based upon the participant's responsibilities and contributions for the Plan Year. The participation percentages are designated by the Compensation Committee and are awarded in a manner such that the sum of the participation percentages relating to each pool will not exceed 100% of that pool. Each participant's share of the bonus amount for a Plan Year will equal the individual's participation percentage for the Plan Year multiplied by the amount allocated to the respective pool for such Plan Year. The bonus amounts are payable by March 15th of the calendar year following the Plan Year as follows: Plan Year 1997 bonus--50% of the bonus for 1997 to be paid by March 15, 1998; Plan Year 1998 bonus--50% of the bonus for 1997 and 50% of the bonus for 1998 bonus to be paid by March 15, 1999; and Plan Year 1999 bonus--50% of the bonus for 1998 and 100% of the bonus for 1999 to be paid by March 15, 2000; provided, however, if the Company's EBITDA for the year following a Plan Year does not equal or exceed the EBITDA for that Plan Year, any unpaid bonus relating to that Plan Year (the 50% to be paid in the second year following the Plan Year) is limited by a Carryover Maximum (as defined), and any excess of the unpaid bonus over the Carryover Maximum shall be forfeited. To the extent that the Company's federal income tax deduction for remuneration to a participant is limited by Section 162(m) of the Code, payments under the Bonus Plan are deferred (with interest) until Section 162(m) no longer limits the deduction.

The determination of the participants and their participation percentages by the Compensation Committee remains in effect until participation ceases. A person ceases to be a participant immediately upon termination of employment with the Company for any reason whatsoever. A person who ceases to be a participant forfeits entitlement to future payments hereunder, other than amounts deferred because of the Section 162(m) limitation.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the beneficial ownership of the Common Stock as of February 28, 1998 by the Named Executive Officers and directors of the Company and all executive officers and directors of the Company as a group, as well as by any beneficial owner of more than 5% of the Common Stock based upon such owner's reported ownership of Common Stock in filings made with the Commission pursuant to Sections 13(d) and 13(g) of the Exchange Act. The information in this table was supplied by the named individuals/companies.

                                               SHARES OF COMMON STOCK
                                            BENEFICIALLY OWNED (1)(2)(3)
                                           ------------------------------
                                                              PERCENT OF
                   NAME                    NUMBER OF SHARES     CLASS
   ------------------------------------    ----------------   -----------

   Arthur M. Goldberg                           2,591,179         11.4%
     380 Middlesex Avenue
     Carteret, New Jersey 07008

   Lee S. Hillman                                 985,201          4.6%

   John W. Dwyer                                   93,254            *

   Cary A. Gaan                                    83,604            *

   Harold Morgan                                   87,755            *

   John H. Wildman                                107,500            *

   Aubrey C. Lewis                                  3,334            *

   J. Kenneth Looloian                              5,834            *

   James F. Mc Anally, M.D.                         5,334            *

   Liza M. Walsh                                    4,334            *

   All executive officers and directors         3,985,079         16.8%
     as a group (12 persons)

   FMR Corporation                              1,450,900          7.1%
     82 Devonshire Street
     Boston, Massachusetts 02109

   Janus Capital Corporation                    1,334,935          6.5%
     100 Fillmore Street
     Denver, Colorado 80206

* Less than 1%

(1) Includes, in certain instances, shares of Common Stock held in the name of the executive officer's or director's spouse, minor children, or relatives sharing the executive officer's or director's home, and in the case of Mr. Goldberg, shares held by Nugget Partners, L.P., a New Jersey limited partnership, whose sole general partner is Mr. Goldberg, the reporting of which is required by applicable rules of the Commission, but as to which shares of Common Stock the executive officer or director may have disclaimed beneficial ownership.

(2) Includes the following numbers of shares of Common Stock that the following persons have or had, within 60 days after February 28, 1998, the right to acquire upon the exercise of stock options: Mr. Hillman, 50,000; Mr. Dwyer, 23,334; Mr. Gaan, 23,334; Mr. Morgan, 23,334; Mr. Wildman, 30,000; Mr.
     Lewis, 3,334; Mr. Looloian, 3,334; Dr. Mc Anally, 3,334; Ms. Walsh, 3,334; and all current executive officers and directors (including the foregoing) as a group, 173,338.

(3) Includes the following numbers of shares of Common Stock that the following persons have or had, within 60 days after February 28, 1998, the right to acquire upon the exercise of warrants: Mr. Goldberg, 2,207,104; Mr. Hillman, 735,701; and all current executive officers and directors (including the foregoing) as a group, 2,942,805.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH MANAGEMENT

A partnership in which Mr. Goldberg is a 20% limited partner purchased a facility in Texas from the Federal Deposit Insurance Corporation. The Company leases this facility for one of its fitness centers. The rent did not change as a result of this transfer pursuant to the lease for this facility. Rent is approximately $808,000 per year and is subject to 15% increases at five and ten-year intervals. The proportionate share of the 1997 rent payments for Mr. Goldberg was approximately $162,000. The Company believes that the terms of this lease are at least as favorable to the Company as those which could be obtained from unrelated parties. During 1997, the Company paid approximately $815,000 for goods and services from a company which employed a relative of Mr. Hillman. Based on the Company's receipt of competitive bids for similar items, the Company believes that the terms of these arrangements are at least as favorable to the Company as those which could be obtained from unrelated parties.

PART IV

ITEM 14. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A)1. INDEX TO FINANCIAL STATEMENTS

      Report of independent auditors                                  21
      Consolidated balance sheet at December 31, 1997 and 1996        22
      For each of the three years in the period ended
        December 31, 1997:
           Consolidated statement of operations                       24
           Consolidated statement of stockholders' equity             25
           Consolidated statement of cash flows                       26
      Notes to consolidated financial statements                      28
      Supplementary data:
        Quarterly consolidated financial information (unaudited)      44

(A)2. INDEX TO FINANCIAL STATEMENT SCHEDULES

      Schedule II  Valuation and qualifying accounts for each of
        the three years in the period ended December 31, 1997        S-1

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

    * 4.3  Indenture dated as of October 7, 1997 between the Company and
           First Trust National Association, as Trustee, including the form of Old Note and form of New Note (filed as an exhibit to the Company's registration statement on Form S-4 filed October 31, 1997, registration no. 333-39195).

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

      4.6 Warrant Agreement dated as of July 11, 1997 between the Company and Ladenburg Thalmann Capital Corporation.

      4.7 First Amendment dated as of August 5, 1997 to the Warrant Agreement between the Company and Ladenburg Thalmann Capital Corporation.

      4.8 Registration Rights Agreement dated as of July 11, 1997 between the Company and Ladenburg Thalmann Capital Corporation.

    *10.1 Credit Agreement dated as of November 18, 1997 among the Company, the several banks and financial institutions which are parties thereto and The Chase Manhattan Bank, as Agent (filed as an exhibit to the Company's registration statement on Form S-4 filed December 11, 1997, registration no. 333-39195).

    *10.2 Guarantee and Collateral Agreement dated as of November 18, 1997 made by the Company and certain of its subsidiaries in favor of The Chase Manhattan Bank, as Collateral Agent (filed as an exhibit to the Company's registration statement on Form S-4 filed December 11, 1997, registration no. 333-39195).

    *10.3 Amended and Restated Pooling and Servicing Agreement dated as of December 16, 1996 among H&T Receivable Funding Corporation, as Transferor, Bally Total Fitness Corporation, as Servicer and Texas Commerce Bank National Association, as Trustee (filed as an exhibit to the Company's Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 1996).

    *10.4 Series 1996-1 Supplement dated as of December 16, 1996 to the Pooling and Servicing Agreement dated as of December 16, 1996 among H&T Receivable Funding Corporation, as Transferor, Bally Total Fitness Corporation, as Servicer and Texas Commerce Bank National Association, as Trustee (filed as an exhibit to the Company's Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 1996).

    *10.5 Amended and Restated Back-up Servicing Agreement dated as of December 16, 1996 among H&T Receivable Funding Corporation, as Transferor, Bally Total Fitness Corporation, as Servicer and Texas Commerce Bank National Association, as Trustee (filed as an exhibit to the Company's Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 1996).

    *10.6 Tax Sharing Agreement dated as of April 6, 1983 between the Company and Entertainment (filed as an exhibit to the Company's registration statement on Form S-1 filed January 15, 1993, registration no. 33-52868).

    *10.7 Tax Allocation and Indemnity Agreement dated as of January 9, 1996 between Entertainment and the Company (filed as an exhibit to the Company's Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 1995).

    *10.8 First Amendment dated as of May 20, 1996 to the Tax Allocation and Indemnity Agreement dated as of January 9, 1996 between Entertainment and the Company (filed as an exhibit to the Company's Quarterly Report on Form 10-Q, file no. 0-27478, for the quarter ended June 30,
           1996).

    *10.9 Transitional Services Agreement dated as of January 9, 1996 between Entertainment and the Company (filed as an exhibit to the Company's Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 1995).

    *10.10 Trademark License Agreement dated as of January 9, 1996 between
           Entertainment and the Company (filed as an exhibit to the Company's Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 1995).

    *10.11 Asset Purchase Agreement dated as of December 29, 1995 between
           Entertainment and Vertical Fitness and Racquet Club Ltd. (filed as an exhibit to the Company's registration statement on Form S-1 filed January 3, 1996, registration no. 33-99844).

    *10.12 Management Agreement dated as of January 9, 1996 between
           Entertainment and the Company (filed as an exhibit to the Company's Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 1995).

    *10.13 The Company's 1996 Non-Employee Directors' Stock Option Plan (filed as an exhibit to the Company's registration statement on Form S-1 filed January 3, 1996, registration no. 33-99844).

    *10.14 The Company's 1996 Long-Term Incentive Plan (filed as an exhibit to the Company's registration statement on Form S-1 filed January 3, 1996, registration no. 33-99844).

     10.15 First Amendment dated as of November 21, 1997 to the Company's 1996 Long-Term Incentive Plan.

     10.16 Second Amendment dated as of February 24, 1998 to the Company's 1996 Long-Term Incentive Plan.

    *10.17 The Company's Management Retirement Savings Plan (filed as an exhibit to the Company's Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 1995).

    *10.18 First Amendment dated as of November 19, 1996 to the Company's
           Management Retirement Savings Plan (filed as an exhibit to the Company's Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 1996).

     10.19 Second Amendment dated as of February 24, 1998 to the Company's Management Retirement Savings Plan.

     10.20 The Company's 1997 Bonus Plan.

     10.21 First Amendment dated as of February 24, 1998 to the Company's 1997 Bonus Plan.

    *10.22 Employment Agreement effective as of January 9, 1996 between the
           Company and Arthur M. Goldberg (filed as an exhibit to the Company's Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 1995).

    *10.23 Employment Agreement effective as of January 1, 1996 between the
           Company, Entertainment and John W. Dwyer (filed as an exhibit to the Company's Quarterly Report on Form 10-Q, file no. 0-27478, for the quarter ended June 30, 1996).

    *10.24 Employment Agreement effective as of March 20, 1997 between the
           Company and Cary A. Gaan (filed as an exhibit to the Company's Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 1996).

    *10.25 Employment Agreement effective as of January 1, 1996 between the
           Company, Entertainment and Harold Morgan (filed as an exhibit to the Company's Quarterly Report on Form 10-Q, file no. 0-27478, for the quarter ended June 30, 1996).

    *10.26 Employment Agreement effective as of October 7, 1996 between the
           Company and John H. Wildman (filed as an exhibit to the Company's Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 1996).

     21    List of subsidiaries of the Company.

     23    Consent of Ernst & Young LLP.

     27.1 Financial Data Schedule for December 31, 1997 (filed electronically only).

     27.2 Restated Financial Data Schedule for December 31, 1996 (filed electronically only).

    *99.1 Physical Rehabilitation Services Development Agreement between Continucare Outpatient Rehabilitation Management, Inc. and BFIT Rehabilitation Services, Inc. (filed as an exhibit to the Company's registration statement on Form S-3 filed July 16, 1997, registration no. 333-24175).
----------

*   Incorporated herein by reference as indicated.

                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         BALLY TOTAL FITNESS HOLDING CORPORATION

Dated: March 19, 1998       By:  /s/ Lee S. Hillman
                               Lee S. Hillman
                               President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. This report may be signed in multiple identical counterparts all of which, taken together, shall constitute a single document.

Dated: March 19, 1998       By:  /s/ Lee S. Hillman
                               Lee S. Hillman
                               President, Chief Executive Officer and Director (principal executive officer)

Dated: March 19, 1998       By:  /s/ John W. Dwyer
                               John W. Dwyer
                               Executive Vice President, Chief Financial Officer and Treasurer
                               (principal financial officer)

Dated: March 19, 1998       By:  /s/ Geoffrey M. Scheitlin
                               Geoffrey M. Scheitlin
                               Vice President and Controller
                               (principal accounting officer)

Dated: March 19, 1998       By:  /s/ Arthur M. Golberg
                               Arthur M. Goldberg
                               Chairman of the Board of Directors

Dated: March 19, 1998       By:  /s/ Aubrey C. Lewis
                               Aubrey C. Lewis
                               Director

Dated: March 19, 1998       By:  /s/ J. Kenneth Looloian
                               J. Kenneth Looloian
                               Director

Dated: March 19, 1998       By:  /s/ James F. Mc Anally, M.D.
                               James F. Mc Anally, M.D.
                               Director

Dated: March 19, 1998       By:  /s/ Liza M. Walsh
                               Liza M. Walsh
                               Director

                     BALLY TOTAL FITNESS HOLDING CORPORATION

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                  Years ended December 31, 1997, 1996 and 1995
                        (All dollar amounts in thousands)


                                         Additions
                                    --------------------
                                     Charged
                                     to costs   Charged
                         Balance at    and      to other               Balance
                         beginning   expenses   accounts   Deductions  at end
Description               of year       (a)        (b)        (c)      of year
-----------              ----------  ---------  ---------  ----------  ---------

1997:
  Allowance for doubtful
   receivables and
   cancellations         $   86,095  $  96,078  $ 107,660  $  209,302  $  80,531
                         ==========  =========  =========  ==========  =========
1996:
  Allowance for doubtful
   receivables and
   cancellations         $  112,528  $  80,350  $ 111,736  $  218,519  $  86,095
                         ==========  =========  =========  ==========  =========
1995:
  Allowance for doubtful
   receivables and
   cancellations         $  120,329  $  72,145  $ 114,729  $  194,675  $ 112,528
                         ==========  =========  =========  ==========  =========
-----------

Notes:

(a) Amounts are included as a component of the deferred revenue computation as set forth in the "Summary of significant accounting policies - Membership revenue recognition" note to the consolidated financial statements.

(b) Additions charged to accounts other than costs and expenses primarily consist of charges to revenues, principally for cancellations.

(c)   Deductions include write-offs of uncollectible amounts, net of recoveries.