Form 10-K/A
period 1997-12-31
BALLY TOTAL FITNESS HOLDING CORP
filed 1998-04-23
CIK 770944

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _____


The aggregate market value of the registrant's voting stock held by nonaffiliates of the registrant as of April 15, 1998 was approximately $656 million, based on the closing price of the registrant's common stock as reported by the New York Stock Exchange at that date. For purposes of this computation, affiliates of the registrant include the registrant's executive officers and directors. As of April 15, 1998, 20,600,917 shares of the registrant's common stock were outstanding.

PART I


Except as otherwise stated, the information contained in this Form 10-K/A is as of December 31, 1997, the end of the registrant's last fiscal year. The information contained in this Form 10-K/A contains forward-looking statements which involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the registrant to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. See "Forward-Looking Statements" in Item 7 of this Form 10-K/A.


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


The Company is the largest (and only nationwide) commercial operator of fitness centers in the United States in terms of revenues, the number of members, and the number and square footage of facilities. As of March 31, 1998, the Company operated approximately 320 fitness centers concentrated in major metropolitan areas in 27 states and Canada and had approximately four million members. Bally's members made more than 100 million visits to its fitness centers in each of 1996 and 1997.


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

OPERATING STRATEGIES


In October 1996, Lee S. Hillman was named President and Chief Executive Officer of the Company. This completed the transition of senior management of the Company from predominantly marketing oriented managers, including the original founders of the Company, to managers with a more financial and operational orientation. The new management team quickly implemented a business strategy designed to improve the operating results of the Company. These efforts have contributed to recent increases in revenues and operating income, although the Company reported a loss before extraordinary item of $23.5 million for the year ended December 31, 1997.


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

   - Private-Label Nutritional Products - During 1997, the Company launched the sale of an exclusive line of Bally-branded nutritional products to the Company's members. The current line of Bally-branded nutritionals includes meal replacement drinks, multi-vitamins, fat-free snack wafers, a creatine mix and fat-reducing supplements. While these products were only being introduced in 1997, sales for the year totaled $2.2 million, including $1.0 million in the fourth quarter of 1997. The Company continues to test market other nutritional products. The Company requires its suppliers of nutritional products to maintain significant amounts of product liability insurance. In addition, the Company maintains significant excess general liability and umbrella insurance coverage.


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

Members selecting financed membership plans can choose from several payment mechanisms and downpayment options. The Company expects to continue its focus on increasing the downpayment it receives on financed membership contracts and on securing payment by
                                   4

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


Generally, the Company's fitness centers constructed prior to 1980 are smaller and have fewer amenities than the fitness centers constructed in the 1980's, which average 35,000 square feet and generally include a colorful workout area, sauna and steam facilities, a lap pool, free-weight rooms, aerobic exercise rooms, an indoor jogging track and, in some cases, racquetball, squash or basketball courts. The Company's current prototype fitness center focuses on those fitness services that the Company's members most frequently use rather than on a broader range of fitness services that generally receive a lower degree of member use, such as pools, racquet courts or other athletic facilities. The prototype club, which tends to be approximately 20,000 to 30,000 square feet, has recently averaged approximately $800,000 to construct, exclusive of purchased real estate and exercise equipment and net of any landlord contribution. The Company typically pays cash for the portion of the construction costs it incurs directly for a new club. The Company invests approximately $500,000 for exercise equipment for a prototype club, all or a portion of which may be leased.

The Company is in the process of expanding and upgrading its facilities in order to increase its membership base and more effectively capitalize on its streamlined marketing and administrative functions. Management plans to make capital expenditures of approximately $10 million to $12 million annually to maintain and make minor upgrades to the Company's existing facilities, including exercise equipment upgrades, heating, ventilation and air conditioning ("HVAC") and other operating equipment upgrades and replacements, and locker room and workout area refurbishments, among others. In addition, the Company expects to invest approximately $10 million during the next year to complete its plans to extensively add and upgrade exercise equipment, refresh interior and exterior finishes to improve club ambience, and refurbish and make major upgrades to approximately 25% of its clubs, including converting some low-usage pools and racquet areas into expanded exercise areas and to a lesser extent retail and outpatient rehabilitative and physical therapy service areas. For the last several years, the Company has spent $6 million to $15 million annually, as funds were available, to open new or replacement facilities. Beginning in 1998, the Company intends to increase its spending to approximately $20 million to $25 million per year to open 15 to 20 new facilities based on its new prototype, which is designed to cost less to construct and maintain than the Company's older facilities. The new facilities are expected to range in size from 10,000 to 45,000 square feet and have the capacity to accommodate significantly more members than older clubs of the same size because they will generally focus on only the most widely used amenities. At December 31, 1997, the Company had 41 of the new prototype facilities in operation, of which 30 had been in operation for at least two years. The average 1997 net revenues in excess of operating costs (excluding depreciation and amortization) for these 30 facilities was approximately $940,000 compared to the average 1997 results for all of the Company's other fitness facilities of approximately $750,000.


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


All collections for past-due accounts are initially handled internally by the RSCs. The Company systematically pursues past-due accounts by utilizing a series of computer-generated correspondence and telephone contacts. Computer-generated correspondence is sent to a delinquent member at 7 and 20 days after an account becomes past due. Collectors with varying levels of experience are responsible for handling delinquent accounts, depending on the period of delinquency. At 30 and 60 days past due, the accounts are assigned to power dialer assisted collectors initially as a reminder and later as a demand for payment. Accounts that have not been collected for a 90-day period are transferred to a group of the most experienced collectors (unless the first scheduled payment has not been received on such accounts, in which case they are generally written off and any downpayment received is not refunded). All remaining delinquent accounts are written off after 180 days without payment. Accounts that are written off are reported to credit reporting bureaus and sold to a third-party collection group. The Company is investigating opportunities to enhance its collection efforts based on information provided by credit scoring and behavioral modeling, which management believes will improve the yield from the receivables portfolio. For example, the Company would not make costly collection calls to a member with a strong credit history until late in the collection cycle. Likewise, the Company would aggressively pursue collection tactics on a member with a poor credit history early in the delinquency period and reduce collection efforts if results were not quickly realized. By tailoring its collection approach to reflect a delinquent member's likelihood of payment, the Company believes it can collect more of its receivables at a lower cost. The Company uses a national bureau which charges the Company a nominal fee per credit score. As of March 31, 1998, the Company has credit scored a majority of its financed members with outstanding balances. The Company is also testing other collection techniques, such as the use of monthly statements.

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


The Company believes competition has increased to some extent in certain markets, reflecting the public's enthusiasm for fitness and a decrease in the cost of entry into the market due to financing available from landlords and equipment manufacturers. The Company believes its membership plans are affordable and have the flexibility to be responsive to economic conditions. However, the Company also competes with other entertainment and retail businesses for the discretionary income of its target markets.


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

SEASONAL MEMBERSHIP FEE ORIGINATIONS


Historically, the Company has experienced greater membership fee originations in the first quarter and lower membership fee originations in the fourth quarter. The new initiatives the Company has implemented may have the effect of increasing the seasonality of the Company's business.


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

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS


The Common Stock is currently traded on the New York Stock Exchange ("NYSE") under the symbol "BFT". Prior to the commencement of trading on the NYSE on April 2, 1998, the Common Stock was quoted on the NASDAQ National Market ("NASDAQ") under the symbol "BFIT". The following table sets forth for the periods indicated the high and low quarterly sales prices for a share of Common Stock as reported on NASDAQ since trading began on January 4, 1996, the date the Company's initial Registration Statement on Form S-1 was declared effective. The Company was a wholly owned subsidiary of Entertainment until January 9, 1996, the date on which 11,845,161 shares of Common Stock were distributed by Entertainment in the Spin-off.


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


As of March 31 1998, there were 10,148 holders of record of the Common Stock.


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


In addition, management made certain changes designed to integrate operations and reduce operating costs, including personnel costs, advertising expenses and other operating expenses. As part of its continuing cost reduction program, the Company began a long-term consolidation project in 1991 and computer conversion in 1994 for its RSCs. The consolidation of five RSCs into two remaining RSCs was completed in the third quarter of 1995, and the elimination of cost redundancies continued throughout 1996 and 1997. The primary phase of the computer conversion was completed in the fourth quarter of 1995. With the addition of new hardware and software, the Company streamlined its processing procedures and developed efficiencies that enable the RSCs to service members better while reducing costs. The Company has completed an assessment of whether its computer systems will function properly with respect to dates in 2000 and thereafter and has determined that only two existing software applications require modification, with such modifications expected to be completed in 1998 at an aggregate cost to the Company of less than $.1 million.

The provision for doubtful receivables was $96.1 million, $80.4 million and $72.1 million for 1997, 1996 and 1995, respectively. The rate of the Company's provision for doubtful receivables can vary from year to year. The Company estimates the ultimate realization of initial membership fees originated on financed memberships based upon a number of factors such as method of payment (EFT vs. coupon books) and amount of downpayment, among others. The Company continually analyzes the provision because initial membership fees can be paid to the Company in installments. Updated collection experience trends are reviewed each reporting period and, if necessary, the allowance is adjusted accordingly. Changes in the allowance as a percentage of gross receivables may result from various factors including significant near-term fluctuations in amounts of initial membership fees originated for financed memberships or the timing of write-offs. The Company believes, based on its experience, that the qualitative profile of its receivables portfolio at December 31, 1997 is generally improved from that in recent years due to more accounts paying by EFT and higher average downpayments.


Management also believes significant opportunities exist to increase revenues beyond those generated by the sale of membership plans and receipt of dues without significant capital expenditures. To capitalize on the Company's strong brand identity, extensive distribution infrastructure (approximately 320 facilities), significant member base (approximately four million members) and frequency of visitation (more than 100 million member visits in each of 1996 and 1997), management has implemented the following new initiatives: (i) the introduction of a newly developed personal training program nowbeing offered at most of its fitness centers; (ii) the sale of an exclusive line of Bally-branded nutritional products to the Company's members; (iii) the sale of nutritional products, workout apparel and related accessories in BFIT Essentials(TM) retail stores currently located in over 60 of its fitness centers; and (iv) the provision of affordable, comprehensive outpatient rehabilitative and physical therapy services to both members and nonmembers, presently in two of its fitness centers. These new initiatives had a limited effect on the 1997 results, but beginning with 1998, management expects their effect to be more meaningful.

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


Operating income for 1997 was $19.9 million compared to $19.1 million in 1996. The increase of $.8 million (4%) was due to the aforementioned increase in revenues substantially offset by a $21.0 million (3%) increase in operating costs and expenses, which included a $15.7 million increase in the provision for doubtful receivables. Operating expenses include charges of $5.9 million and $5.1 million in 1997 and 1996, respectively ($2.1 million and $2.3 million of which is amortization of unearned compensation in 1997 and 1996, respectively) relating to restricted stock awards issued in conjunction with the Spin-off for which restrictions lapsed in 1997 and 1996 and final vesting occurred in August 1997. Excluding the provision for doubtful receivables and charges related to restricted stock awards, operating costs and expenses increased $4.5 million (1%) from 1996. Fitness center operating expenses increased $17.7 million (5%) due, in part, to increased spending to improve club operations and appearance, additional commissions (a substantial portion of which are deferred through the change in deferred membership origination costs) from the growth in initial membership fees originated, and certain operating costs associated with the new initiatives described above. General and administrative expenses increased $5.4 million (23%) and primarily reflects fees paid to Hilton Hotels Corporation in 1997 under a license agreement to use the name "Bally" (a similar payment was not required in 1996), an increase of tax gross-up expense in 1997 from 1996 relating to the restricted stock awards described above and increased corporate personnel and other overhead incurred in 1997 relating principally to the new initiatives. Member processing and collection center expenses decreased $3.6 million (9%), reflecting decreases in telephone expenses (as a result of renegotiated rates and fewer member service calls), printing and equipment rental costs. In addition, advertising expenses decreased $2.4 million (5%) due to reduced spending on television advertisements and the elimination of certain agency fees in 1997 offset, in part, by increases in production costs and local promotional activities.

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


During 1997, the Company repaid approximately $25 million of indebtedness, including the repayment of amounts drawn under the Company's credit facility, from the net proceeds of the 1997 Stock Offering, and used approximately $2 million to support the introduction of new initiatives. Cash receipts from the sale of paid-in-full memberships during the six months ended December 31, 1997 were approximately $5 million less than during the six months ended June 30, 1997 due to the Company's emphasis on the sale of financed membership plans. This emphasis during the last six months of 1997 resulted in a corresponding increase of approximately $26 million in net installment contracts receivable from June 30, 1997 to December 31, 1997, and primarily caused cash used in operating activities to increase to $35.9 million in 1997 from $5.3 million in 1996. Prior to completing the 1997 Stock Offering, the Company was dependent on availability under its credit facility and its operations to provide for cash needs. The Company managed liquidity requirements in recent years by emphasizing the sale of single-club paid-in-full membership plans and accelerating collections of financed memberships and dues to increase available cash reserves and, to a lesser extent, sales of non-strategic assets and sale/leaseback arrangements. Management believes use of these techniques has had a negative impact on operating results, and that available working capital has reduced the need for these techniques to be continued.


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


The Company filed a Registration Statement with the Securities and Exchange Commission in March 1998 to offer up to 2,875,000 shares of Common Stock (the "1998 Stock Offering"). The Company intends to use all of the net proceeds from the 1998 Stock Offering to fund its growth strategy to open new fitness centers based on the new club prototype, to selectively acquire club-related real estate both currently leased and for the development of new clubs and to acquire fitness center operators in strategic geographic markets. The Company has not yet allocated the net proceeds among the contemplated uses. The Company will determine the allocation of the net proceeds among the development of new fitness centers, the acquisition of real estate and the acquisition of fitness center operators based on business opportunities available to the Company and prevailing market conditions. The Company is not currently involved in any negotiations for the material acquisition of fitness centers or the purchase of any material real estate. The balance of the net proceeds to the Company, if any, will be used for general corporate and working capital purposes and, pending such uses, the Company may temporarily invest available funds from the 1998 Stock Offering in short-term securities. If the Company does not complete the 1998 Stock Offering, the Company may seek other sources of capital to fully undertake the growth strategy referred to above. There can be no assurance that the 1998 Stock Offering will be completed or that other sources of capital could be arranged on favorable terms.


FORWARD-LOOKING STATEMENTS


Forward-looking statements in this Form 10-K/A including, without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, among others, the following: general economic and business conditions; competition; success of operating initiatives, advertising and promotional efforts; existence of adverse publicity or litigation; acceptance of new product offerings; changes in business strategy or plans; quality of management; availability, terms, and development of capital; business abilities and judgment of personnel; changes in, or the failure to comply with, government regulations; regional weather conditions; and other factors described in this Form 10-K/A or in other filings of the Company with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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


The Company was a wholly owned subsidiary of Bally Entertainment Corporation ("Entertainment") until the consummation of Entertainment's spin-off of the Company. On November 6, 1995, the Board of Directors of Entertainment declared a distribution in the form of a dividend (the "Spin-off") to holders of record of its common stock as of the close of business on November 15, 1995 (the "Record Date") on the basis of one share of common stock, par value $.01 per share (the "Common Stock") of the Company, along with an associated stock purchase right (a "Right") issued pursuant to a stockholder rights plan (the "Stockholder Rights Plan"), for every four shares of Entertainment common stock held on the Record Date. On January 9, 1996 (the "Distribution Date"), 11,845,161 shares of Common Stock were distributed. For financial accounting purposes, the Company has reflected the effect of the Spin-off as of December 31, 1995.


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

MEMBERSHIP REVENUE RECOGNITION


The Company's fitness centers primarily offer a dues membership, which permits members, upon paying initial membership fees, which may be financed, to maintain their membership on a month-to-month basis as long as monthly dues payments are made. Initial membership fees may be paid-in-full when members join or may be financed via installment contracts over periods ranging up to 36 months. Revenues from initial membership fees (net of any related allowances) are deferred and recognized ratably over the weighted average expected life of the memberships, which for paid-in-full memberships and financed memberships sold after December 31, 1993 have been calculated to be 36 months and 22 months, respectively (previously 34 months and 20 months, respectively). Costs directly related to the origination of memberships (substantially all of which are sales commissions paid, which are included in "Fitness center operations") are also deferred and are amortized using the same methodology as for initial membership fees described above. The allowance for cancellations of memberships under so-called "cooling-off" statutes in most states, contractually permitted cancellations and first payment defaults is charged directly against membership revenue. The provision for doubtful receivables represents the allowance for all other uncollectible memberships. Dues revenue is recorded as monthly services are provided. Accordingly, when dues are prepaid, the prepaid portion is deferred and recognized over the applicable term. Installment contracts bear interest at, or are adjusted for financial accounting purposes at the time the contracts are sold to, rates for comparable consumer financing contracts. Unearned finance charges are amortized over the term of the contracts on the sum-of-the-months-digits method, which approximates the interest method.

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

                     BALLY TOTAL FITNESS HOLDING CORPORATION

                               SUPPLEMENTARY DATA

            QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)
        (All dollar amounts in millions, except share data and footnotes)

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

PART III

ITEM 10.DIRECTORS AND EXECUTIVE OFFICERS


Pursuant to the Restated Certificate of Incorporation of the Company (the "Company Certificate") and the Amended and Restated By-Laws of the Company (the "Company Bylaws"), the Board of Directors of the Company (the "Board") shall consist of not less than three and not more than seventeen individuals divided into three classes, with each director serving a three-year term (after the initial term). Set forth below is certain information as to persons who currently serve as directors and executive officers of the Company. The Class II directors hold office until the Annual Meeting of Stockholders in 1998, currently scheduled for June 1998, the Class III directors hold office until the Annual Meeting of Stockholders in 1999 and the Class I directors hold office until the Annual Meeting of Stockholders in 2000. Thereafter, stockholders will elect the directors of each class at the appropriate succeeding Annual Meeting of Stockholders.


DIRECTORS OF THE REGISTRANT

Class II


Lee S. Hillman has been a director of the Company since September 1992 and was elected President and Chief Executive Officer of the Company in October 1996. Additionally, Mr. Hillman was Treasurer of the Company from April 1991 to October 1996, Executive Vice President of the Company from September 1995 to October 1996, Senior Vice President of the Company from April 1991 to September 1995 and Chief Financial Officer of the Company from April 1991 to May 1994. Mr. Hillman was Vice President, Chief Financial Officer and Treasurer of Entertainment between November 1991 and December 1996 and Executive Vice President of Entertainment between August 1992 and December 1996. From October 1989 to April 1991, Mr. Hillman was a partner with the accounting firm of Ernst & Young LLP. Mr. Hillman is also a director of Continucare Corporation (a manager of outpatient rehabilitation programs) and Holmes Place, Plc. (an operator of fitness centers in the United Kingdom). Mr. Hillman is 42 years of age.


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

Class III


Arthur M. Goldberg has been a director of the Company since 1990, has served as Chairman of the Board of Directors of the Company since September 1995, and was the Company's Chief Executive Officer from September 1995 until October 1996. Mr. Goldberg also serves as Executive Vice President, President - Gaming Operations and a director of Hilton (an operator of full-service hotels and hotel-casinos), and he was Chairman of the Board of Directors and Chief Executive Officer of Entertainment between October 1990 and December 1996, and President of Entertainment between January 1993 and December 1996. In addition, Mr. Goldberg has been Chairman of the Board of Directors, President and Chief Executive Officer of Di Giorgio Corporation (a food distributor) since February 1990. Mr. Goldberg is also a director of First Union Corporation (a financial services company) and Managing Partner of Arveron Investments L.P. (an investment partnership). Mr. Goldberg is 56 years of age.

J. Kenneth Looloian was elected a director of the Company in December 1995. Mr. Looloian is an Executive Vice President of Di Giorgio Corporation, a former partner in Arveron Investments L.P. and a former Executive Vice President of International Controls Corporation. Mr. Looloian is also a director of Continucare Corporation. Mr. Looloian is 75 years of age.

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


Jason M. Conviser, Ph.D. was elected Vice President, Clinical Services of the Company in November 1997. From January 1991 until November 1997, Dr. Conviser was President of JMC & Associates. Dr. Conviser is 43 years of age.


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


                       SUMMARY COMPENSATION TABLE

                                                                         LONG-TERM COMPENSATION
                                           ANNUAL COMPENSATION                    AWARDS
                                   -----------------------------------  -------------------------
                                                          OTHER ANNUAL   RESTRICTED   SECURITIES    ALL OTHER
                                                          COMPENSATION  STOCK AWARDS  UNDERLYING   COMPENSATION
NAME AND PRINCIPAL POSITION  YEAR  SALARY($)  BONUS($)       ($) (1)      ($) (2)      OPTIONS(#)      ($)
---------------------------  ----  ---------  --------    ------------  ------------  -----------  ------------

Lee S. Hillman (3)           1997   375,000   125,000(4)  3,499,700(5)         -        125,000    19,704(6)
  President and Chief        1996    34,000       -             -          721,875      150,000       -
  Executive Officer          1995       -         -             -              -            -         -

John W. Dwyer (7)            1997   225,000    75,000(4)  1,407,381(5)         -         45,000    12,204(6)
  Executive Vice President,  1996   170,600       -             -          288,750       35,000       -
  Chief Financial Officer    1995       -         -             -              -            -         -
  and Treasurer

Cary A. Gaan                 1997   225,000    45,000(4)  1,407,381(5)         -         15,000       954(6)
  Senior Vice President,     1996   225,000    40,000           -          288,750       35,000    12,091
  Secretary and General      1995   225,000    70,000           -              -            -      40,263
  Counsel

Harold Morgan (8)            1997   175,000    40,000(4)  1,407,381(5)         -         15,000     9,502(6)
  Senior Vice President,     1996   158,100       -             -          288,750       35,000       -
  Human Resources            1995       -         -             -              -            -         -

John H. Wildman              1997   200,000    70,000(9)  1,407,381(5)         -         15,000       -
  Senior Vice President,     1996   200,000    40,000           -          288,750       45,000       -
  Sales and Marketing        1995   175,000    70,400           -              -            -         -

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

(3) Mr. Hillman served as Executive Vice President and Treasurer of the Company through October 7, 1996, when he became President and Chief Executive Officer of the Company. For serving in such capacities, Mr. Hillman received (i) an annual base salary of $22,500 through December 18, 1996 pursuant to his former employment agreement with the Company and (ii) an annual base salary of $375,000 from December 19, 1996 through December 31, 1997 pursuant to an employment arrangement with the Company. In addition, Mr. Hillman served as Executive Vice President, Chief Financial Officer and Treasurer of Entertainment until December 18, 1996. For serving in such capacities, Mr. Hillman received compensation from Entertainment and was awarded non-qualified options to purchase shares of Entertainment common stock during 1996 and 1995. The compensation paid to Mr. Hillman by Entertainment for the years covered was for services rendered to Entertainment and all of its subsidiaries.

(4) Represents 50% of the bonus earned in 1997 by the Named Executive Officer under the Company's 1997 Bonus Plan, which was paid in March 1998. The remaining 50% is to be paid by March 15, 1999, subject to certain forfeiture provisions. See "The Company's 1997 Bonus Plan."

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

(9) Represents a $40,000 bonus earned in and paid to Mr. Wildman in 1997 and 50% ($30,000) of the bonus earned in 1997 by Mr. Wildman under the Company's 1997 Bonus Plan, which was paid in March 1998. The remaining 50% is to be paid by March 15, 1999, subject to certain forfeiture provisions. See "The Company's 1997 Bonus Plan."

EMPLOYMENT AGREEMENTS


Mr. Hillman and the Company have reached an agreement in principal with respect to his employment effective as of January 1, 1998. The agreement will be for a three-year term through December 31, 2000 and provide for a base salary of $450,000, participation in Company bonus plans and a bonus payable at the discretion of the Company. In the event a change in control of the Company occurs and Mr. Hillman is asked to leave the employ of the Company or, absent cause, Mr. Hillman elects to terminate his employment because he has been constructively terminated, Mr. Hillman will be entitled to receive a lump sum payment equal to 36 months base salary and two times the average of bonuses (other than for 1996), if any, paid to Mr. Hillman by the Company for the three prior years, and assignment of insurance policies and health protection plans provided by the Company. In addition, if any of these payments precipitate an excise tax, Mr. Hillman will be entitled to be paid the amount of those excise taxes plus a tax gross-up payment with respect to the excise tax payment. Under the terms contemplated by the agreement in principal, if a change in control of the Company were to occur on April 15, 1998 and Mr. Hillman were asked to leave the employ of the Company or, absent cause, constructively terminated, Mr. Hillman would be entitled to a payment of $1,850,000. Additionally, if a change in control of the Company were to occur on April 15, 1998, Mr. Hillman would be permitted to elect, at his option, to terminate his employment agreement and receive a lump sum of six months salary ($225,000). The agreement in principal also provides that Mr. Hillman will receive a demand registration right which will require the Company to file a shelf registration statement under the Securities Act of 1933, as amended, registering the 735,701 shares of Common Stock underlying the warrant held by Mr. Hillman.


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


Mr. Gaan and the Company entered into an employment agreement effective as of March 20, 1997 for an initial term of three years, after which the agreement will continue from year to year unless terminated by either party in its discretion on six months' notice given prior to the expiration of the term. The agreement provides for a base salary of $225,000 per year and a bonus payable at the discretion of the Company. In the event of a change in control of the Company and Mr. Gaan were asked to leave the Company or, absent cause, Mr. Gaan elects to terminate his employment because he has been constructively terminated, Mr. Gaan will be paid a lump sum equal to 24 months base salary or an amount equal to his base salary for the balance of the three-year term, whichever is greater, and the greater of the average of the bonuses, if any, paid by the Company to Mr. Gaan for the three prior years and the bonus, if any, for the prior year. If a change in control of the Company were to occur on April 15, 1998 and Mr. Gaan were asked to leave the employ of the Company, Mr. Gaan would be entitled to a payment of $540,000 under his employment agreement.


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


Mr. Wildman and the Company entered into an employment agreement effective as of October 7, 1996 for an initial term of two years, after which the agreement will continue from year to year unless terminated by either party in his or its sole discretion on 60 days' notice given prior to the expiration of the term. The agreement provides for an annual base salary of $200,000 and a bonus payable at the discretion of the Company, which shall not be less than $40,000. In the event of a change in control of the Company and the successor in control, without cause, terminates the agreement, Mr. Wildman will be paid a lump sum equal to 12 months base salary or an amount equal to his base salary for the balance of the two-year term, whichever is greater, and the greater of the average of the bonuses, if any, paid by the Company to Mr. Wildman for the two prior years and the bonus, if any, for the prior year. For purposes of the agreement, if Mr. Wildman is constructively terminated by the successor in control, the successor in control shall be deemed to have terminated Mr. Wildman without cause. If a change in control of the Company were to occur on April 15, 1998 and Mr. Wildman were asked to leave the employ of the Company, Mr. Wildman would be entitled to a payment of $300,000 under his employment agreement.

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

(3) The potential realizable values represent future opportunity and have not been reduced to present value in 1997 dollars. The dollar amounts included in these columns are the result of calculations at assumed rates set by the Commission for illustration purposes. These rates are not intended to be a forecast of the Common Stock price and are not necessarily indicative of the values that may be realized by the Named Executive Officer. The potential realizable values are based on arbitrarily assumed annualized rates of stock price appreciation of 5% and 10% over the full ten-year term of the options. For example, in order for an individual named above who received options with an exercise price of $17.5625 per share to realize the potential values set forth in the 5% and 10% columns in the table above, the price per share of the Common Stock would have to be approximately $28.61 and $45.55, respectively.

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

The option price per share for grants under the Directors' Plan will be the fair market value of the shares of Common Stock on the date of grant. Under the Directors' Plan, fair market value is generally the closing price of the Common Stock on NASDAQ/NYSE on the last business day prior to the date on which the value is to be determined.


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


The Compensation Committee may grant incentive stock options, non-qualified stock options, or a combination of the two. The exercise price of each incentive stock option may not be less than the fair market value of the Common Stock on the date the option is granted. Under the Incentive Plan, fair market value is generally the closing price of the Common Stock on NASDAQ/NYSE on the last business day prior to the date on which the value is to be determined. Unless the Compensation Committee determines otherwise, the option price per share of any non-qualified stock option shall be the fair market value of the Common Stock on the date the option is granted. The exercise price of each incentive stock option granted to any stockholder possessing more than 10% of the combined voting power of all classes of capital stock of the Company, or, if applicable, a parent or subsidiary of the Company, on the date of grant must not be less than 110% of the fair market value on that date, and no such option may be exercisable more than five years after the date of grant.


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


The amount of compensation that may be deferred is presently limited pursuant to a schedule based upon the age of the participant at the beginning of or during the compensation year. For participants who are less than 50 years of age, a maximum of 25% of compensation may be deferred; for those who are 50 to 54 years of age, a maximum of 50% of compensation may be deferred; for those who are 55 to 59 years of age, a maximum of 75% of compensation may be deferred; and for those participants who are 60 years of age or older, a maximum of 100% of compensation may be deferred. During 1997, the Company provides a matching contribution of 50% of the first 10% of eligible compensation the participant defers and 0% thereafter. Matching contributions are credited to a participant's matching account and become vested as follows: after one but less than two Years of Deferral (as defined) they become 33 1/3% vested, after two but less than three Years of Deferral they become 66 2/3% vested, and after more than three Years of Deferral they become fully vested. For this purpose, a "Year of Deferral" is credited with respect to a matching contribution for each completed calendar year commencing after the calendar year for which the matching contribution was made. A participant who separates from service will receive his benefits under the Retirement Plan in a lump sum. As soon as possible (but not later than five business days) after a change in control of the Company (as defined), all of the participants' accounts will become 100% vested.


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

The Company's 1997 Bonus Plan


In February 1997, the Compensation Committee of the Board adopted the Bally Total Fitness Holding Corporation 1997 Bonus Plan (the "Bonus Plan"). The purpose of the Bonus Plan is to provide an additional performance incentive for certain senior executive and area management of the Company for 1997, 1998 and 1999 (the "Plan Years"). The Compensation Committee, based upon the recommendation of the Company's management, determines those employees who participate in the Bonus Plan.

Two pools of participants are designated, with Pool One limited to the Company's senior executive management and Pool Two limited to the Company's senior area management. The bonuses for each of the pools of participants are based on increases in the Company's earnings for a Plan Year before interest, taxes, depreciation and amortization ("EBITDA") from the immediately preceding year (without giving effect, for Plan Year 1997, to the restatement of the Company's 1996 consolidated financial statements). Pool One and Pool Two receive allocations of 10% and 6% of the EBITDA increases for a Plan Year, respectively. Each participant in a pool has a determined participation percentage of the amount allocated to the respective pool, which is based upon the participant's responsibilities and contributions for the Plan Year. The participation percentages are designated by the Compensation Committee and are awarded in a manner such that the sum of the participation percentages relating to each pool will not exceed 100% of that pool. Each participant's share of the bonus amount for a Plan Year will equal the individual's participation percentage for the Plan Year multiplied by the amount allocated to the respective pool for such Plan Year. The bonus amounts are payable by March 15th of the calendar year following the Plan Year as follows: Plan Year 1997 bonus--50% of the bonus for 1997 to be paid by March 15, 1998; Plan Year 1998 bonus--50% of the bonus for 1997 and 50% of the bonus for 1998 to be paid by March 15, 1999; and Plan Year 1999 bonus--50% of the bonus for 1998 and 100% of the bonus for 1999 to be paid by March 15, 2000; provided, however, if the Company's EBITDA for the year following a Plan Year does not equal or exceed the EBITDA for that Plan Year, any unpaid bonus relating to that Plan Year (the 50% to be paid in the second year following the Plan Year) is limited by a Carryover Maximum (as defined), and any excess of the unpaid bonus over the Carryover Maximum shall be forfeited. To the extent that the Company's federal income tax deduction for remuneration to a participant is limited by Section 162(m) of the Code, payments under the Bonus Plan are deferred (with interest) until Section 162(m) no longer limits the deduction.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


The following table sets forth the beneficial ownership of the Common Stock as of April 15, 1998 by the Named Executive Officers and directors of the Company and all executive officers and directors of the Company as a group, as well as by any beneficial owner of more than 5% of the Common Stock based upon such owner's reported ownership of Common Stock in filings made with the Commission pursuant to Sections 13(d) and 13(g) of the Exchange Act. The information in this table was supplied by the named individuals/companies.


                                               SHARES OF COMMON STOCK
                                            BENEFICIALLY OWNED (1)(2)(3)
                                           ------------------------------
                                                              PERCENT OF
                   NAME                    NUMBER OF SHARES     CLASS
   ------------------------------------    ----------------   -----------

   Arthur M. Goldberg                           2,591,179         11.4%
     380 Middlesex Avenue
     Carteret, New Jersey 07008

   Lee S. Hillman                                 985,201          4.6%

   John W. Dwyer                                   93,254            *

   Cary A. Gaan                                    83,604            *

   Harold Morgan                                   87,755            *

   John H. Wildman                                107,500            *

   Aubrey C. Lewis                                  4,129            *

   J. Kenneth Looloian                              5,834            *

   James F. Mc Anally, M.D.                         5,334            *

   Liza M. Walsh                                    4,334            *

   All executive officers and directors         3,985,874         16.8%
     as a group (12 persons)

   FMR Corporation                              1,450,900          7.0%
     82 Devonshire Street
     Boston, Massachusetts 02109

   Janus Capital Corporation                    1,334,935          6.5%
     100 Fillmore Street
     Denver, Colorado 80206

   Kingdon Capital Management Corporation       1,082,200          5.3%
     152 West 57th Street
     New York, New York 10019

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

(2) Includes the following numbers of shares of Common Stock that the following persons have or had, within 60 days after April 15, 1998, the right to acquire upon the exercise of stock options: Mr. Hillman, 50,000; Mr. Dwyer, 23,334; Mr. Gaan, 23,334; Mr. Morgan, 23,334; Mr. Wildman, 30,000; Mr.
     Lewis, 3,334; Mr. Looloian, 3,334; Dr. Mc Anally, 3,334; Ms. Walsh, 3,334; and all current executive officers and directors (including the foregoing) as a group, 173,338.

(3) Includes the following numbers of shares of Common Stock that the following persons have or had, within 60 days after April 15, 1998, the right to acquire upon the exercise of warrants: Mr. Goldberg, 2,207,104; Mr. Hillman, 735,701; and all current executive officers and directors (including the foregoing) as a group, 2,942,805.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH MANAGEMENT


A partnership in which Mr. Goldberg is a 20% limited partner purchased a facility in February 1993 from the Federal Deposit Insurance Corporation and sold the facility in March 1998. The Company leases this facility for one of its fitness centers. The rent did not change as a result of these transfers pursuant to the lease for this facility. Rent is approximately $808,000 per year and is subject to 15% increases at five and ten-year intervals. The proportionate share of the 1997 rent payments for Mr. Goldberg was approximately $162,000. The Company believes that the terms of this lease are at least as favorable to the Company as those which could be obtained from unrelated parties. During 1997, the Company paid approximately $815,000 for goods and services from a company which employed a relative of Mr. Hillman. Based on the Company's receipt of competitive bids for similar items, the Company believes that the terms of these arrangements are at least as favorable to the Company as those which could be obtained from unrelated parties.

PART IV

ITEM 14. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A)1. INDEX TO FINANCIAL STATEMENTS

      Report of independent auditors                                  18
      Consolidated balance sheet at December 31, 1997 and 1996        19
      For each of the three years in the period ended
        December 31, 1997:
           Consolidated statement of operations                       21
           Consolidated statement of stockholders' equity             22
           Consolidated statement of cash flows                       23
      Notes to consolidated financial statements                      25
      Supplementary data:
        Quarterly consolidated financial information (unaudited)      41

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

   ** 4.6 Warrant Agreement dated as of July 11, 1997 between the Company and Ladenburg Thalmann Capital Corporation.

   ** 4.7 First Amendment dated as of August 5, 1997 to the Warrant Agreement between the Company and Ladenburg Thalmann Capital Corporation.

   ** 4.8 Registration Rights Agreement dated as of July 11, 1997 between the Company and Ladenburg Thalmann Capital Corporation.

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

   **10.15 First Amendment dated as of November 21, 1997 to the Company's 1996
           Long-Term Incentive Plan.

   **10.16 Second Amendment dated as of February 24, 1998 to the Company's 1996
           Long-Term Incentive Plan.

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

   **10.19 Second Amendment dated as of February 24, 1998 to the Company's
           Management Retirement Savings Plan.

   **10.20 The Company's 1997 Bonus Plan.

   **10.21 First Amendment dated as of February 24, 1998 to the Company's 1997
           Bonus Plan.

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

   **21    List of subsidiaries of the Company.

     23    Consent of Ernst & Young LLP.

   **27.1 Financial Data Schedule for December 31, 1997 (filed electronically only).

   **27.2 Restated Financial Data Schedule for December 31, 1996 (filed electronically only).

    *99.1 Physical Rehabilitation Services Development Agreement between Continucare Outpatient Rehabilitation Management, Inc. and BFIT Rehabilitation Services, Inc. (filed as an exhibit to the Company's registration statement on Form S-3 filed July 16, 1997, registration no. 333-24175).
----------

 *  Incorporated herein by reference as indicated.

**  Filed previously.

                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         BALLY TOTAL FITNESS HOLDING CORPORATION

Dated: April 22, 1998       By:  /s/ Lee S. Hillman
                               Lee S. Hillman
                               President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. This report may be signed in multiple identical counterparts all of which, taken together, shall constitute a single document.

Dated: April 22, 1998       By:  /s/ Lee S. Hillman
                               Lee S. Hillman
                               President, Chief Executive Officer and Director (principal executive officer)

Dated: April 22, 1998       By:  /s/ John W. Dwyer
                               John W. Dwyer
                               Executive Vice President, Chief Financial Officer and Treasurer
                               (principal financial officer)

Dated: April 22, 1998       By:  /s/ Geoffrey M. Scheitlin
                               Geoffrey M. Scheitlin
                               Vice President and Controller
                               (principal accounting officer)

Dated: April 22, 1998       By:  /s/ Arthur M. Golberg
                               Arthur M. Goldberg
                               Chairman of the Board of Directors

Dated: April 22, 1998       By:  /s/ Aubrey C. Lewis
                               Aubrey C. Lewis
                               Director

Dated: April 22, 1998       By:  /s/ J. Kenneth Looloian
                               J. Kenneth Looloian
                               Director

Dated: April 22, 1998       By:  /s/ James F. Mc Anally, M.D.
                               James F. Mc Anally, M.D.
                               Director

Dated: April 22, 1998       By:  /s/ Liza M. Walsh
                               Liza M. Walsh
                               Director