Form 10-Q
period 1998-03-31
BALLY TOTAL FITNESS HOLDING CORP
filed 1998-05-15
CIK 770944

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the period ended March 31, 1998


                                       or


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

As of May 13, 1998, 23,643,600 shares of the registrant's common stock were outstanding.

                     BALLY TOTAL FITNESS HOLDING CORPORATION


                                      INDEX

                                                                  Page
                                                                Number
                                                                ------

PART I.  FINANCIAL INFORMATION

  Item 1.  Financial statements:

    Condensed consolidated balance sheet (unaudited)
      March 31, 1998 and December 31, 1997.....................      1

    Consolidated statement of operations (unaudited)
      Three months ended March 31, 1998 and 1997...............      2

    Consolidated statement of stockholders' equity (unaudited)
      Three months ended March 31, 1998........................      3

    Consolidated statement of cash flows (unaudited)
      Three months ended March 31, 1998 and 1997...............      4

    Notes to condensed consolidated financial statements
      (unaudited)..............................................      6

  Item 2.  Management's discussion and analysis of financial
             condition and results of operations...............      7


PART II.  OTHER INFORMATION

  Item 6.  Exhibits and reports on Form 8-K....................     10


SIGNATURE PAGE.................................................     11

                     BALLY TOTAL FITNESS HOLDING CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (In thousands)
                                   (Unaudited)



                                                         March 31   December 31
                                                             1998          1997
                                                      -----------   -----------
                   ASSETS

Current assets:
  Cash and equivalents...............................  $   22,643    $   61,679
  Installment contracts receivable, less unearned
    finance charges of $33,267 and $27,709 and
    allowance for doubtful receivables and
    cancellations of $51,841 and $43,728.............     180,161       168,011
  Other current assets...............................      32,685        31,743
                                                       ----------    ----------
    Total current assets.............................     235,489       261,433

Installment contracts receivable, less unearned
  finance charges of $17,237 and $14,357 and
  allowance for doubtful receivables and
  cancellations of $43,630 and $36,803...............     191,879       175,575
Property and equipment, less accumulated
  depreciation and amortization of $312,731
  and $314,544.......................................     315,599       311,197
Intangible assets, less accumulated
  amortization of $55,251 and $54,124................     100,094       101,220
Deferred income taxes................................         351         4,171
Deferred membership origination costs................      92,829        86,737
Other assets.........................................      27,152        27,233
                                                       ----------    ----------
                                                       $  963,393    $  967,566
                                                       ==========    ==========

       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable...................................  $   41,201    $   36,908
  Income taxes payable...............................       2,281         2,342
  Deferred income taxes..............................       1,839         5,660
  Accrued liabilities................................      57,234        50,464
  13% Senior Subordinated Notes due 2003.............                    22,555
  Other current maturities of long-term debt.........       4,031         4,590
  Deferred revenues..................................     280,249       270,853
                                                       ----------    ----------
    Total current liabilities........................     386,835       393,372

Long-term debt, less current maturities..............     405,978       405,425
Other liabilities....................................       6,177         7,459
Deferred revenues....................................      91,741        90,989

Stockholders' equity.................................      72,662        70,321
                                                       ----------    ----------
                                                       $  963,393    $  967,566
                                                       ==========    ==========







                             See accompanying notes.

                     BALLY TOTAL FITNESS HOLDING CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)




                                                                   Three months
                                                                 ended March 31
                                                        -----------------------
                                                              1998         1997
                                                        ----------   ----------

Net revenues:
  Membership revenues -
    Initial membership fees on financed
      memberships originated.........................   $  115,574   $   95,568
    Initial membership fees on paid-in-full
      memberships originated.........................        9,983       17,475
    Dues collected...................................       51,573       47,788
    Change in deferred revenues......................      (10,147)      (5,665)
                                                        ----------   ----------
                                                           166,983      155,166

  Finance charges earned.............................       11,147        9,769
  Fees and other.....................................        6,358        3,470
                                                        ----------   ----------
                                                           184,488      168,405

Operating costs and expenses:
  Fitness center operations..........................      103,122       95,924
  Member processing and collection centers...........       10,591        9,403
  Advertising........................................       13,500       12,686
  General and administrative.........................        6,305        5,921
  Provision for doubtful receivables.................       32,392       25,537
  Depreciation and amortization......................       12,743       13,065
  Change in deferred membership origination costs....       (6,092)        (302)
                                                        ----------   ----------
                                                           172,561      162,234
                                                        ----------   ----------
Operating income.....................................       11,927        6,171

Interest income......................................          551          128
Interest expense.....................................      (10,206)     (11,879)
                                                        ----------   ----------
Income (loss) before income taxes....................        2,272       (5,580)

Income tax provision ................................         (200)        (100)
                                                        ----------   ----------
Net income (loss)....................................   $    2,072   $   (5,680)
                                                        ==========   ==========

Basic earnings (loss) per common share...............   $      .10   $     (.46)
                                                        ==========   ==========

Diluted earnings (loss) per common share.............   $      .09   $     (.46)
                                                        ==========   ==========








                             See accompanying notes.

                                        2

                     BALLY TOTAL FITNESS HOLDING CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        (In thousands, except share data)
                                   (Unaudited)





                                      Common stock
                                    ------------------                                Total
                                     Number       Par   Contributed  Accumulated  stockholders'
                                    of shares    value    capital      deficit       equity
                                    ----------   -----  -----------  -----------  -------------

Balance at December 31, 1997......  20,575,092   $ 206    $ 392,718   $ (322,603)      $ 70,321

Net income........................                                         2,072          2,072

Issuance of common stock under
 stock purchase and option plans..      25,825                  269                         269
                                    ----------   -----    ---------   ----------       --------

Balance at March 31, 1998.........  20,600,917   $ 206    $ 392,987   $ (320,531)      $ 72,662
                                    ==========   =====    =========   ==========       ========

























                             See accompanying notes.

                     BALLY TOTAL FITNESS HOLDING CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)




                                                                   Three months
                                                                 ended March 31
                                                        -----------------------
                                                              1998         1997
                                                        ----------   ----------

OPERATING:
  Net income (loss)..................................   $    2,072   $   (5,680)
  Adjustments to reconcile to cash provided (used) -
    Depreciation and amortization, including
      amortization included in interest expense......       13,284       13,624
    Provision for doubtful receivables...............       32,392       25,537
    Change in operating assets and
      liabilities....................................      (47,670)     (44,360)
                                                        ----------   ----------
      Cash provided by (used in) operating activities           78      (10,879)

INVESTING:
  Purchases and construction of property
    and equipment....................................      (13,423)      (6,842)
  Other, net.........................................                       (55)
                                                        ----------   ----------
      Cash used in investing activities .............      (13,423)      (6,897)

FINANCING:
  Debt transactions -
    Net borrowings under revolving credit
      agreement......................................                    12,000
    Redemption of 13% Senior Subordinated
      Notes due 2003.................................      (24,021)
    Repayments of other long-term debt...............       (1,939)        (834)
    Debt issuance costs..............................                        (7)
                                                        ----------   ----------
      Cash (used in) provided by debt transactions...      (25,960)      11,159

  Equity transactions -
    Proceeds from issuance of common stock under
      stock purchase and option plans................          269            7
                                                        ----------   ----------
      Cash (used in) provided by financing activities      (25,691)      11,166
                                                        ----------   ----------
Decrease in cash and equivalents.....................      (39,036)      (6,610)
Cash and equivalents, beginning of period............       61,679       16,534
                                                        ----------   ----------
Cash and equivalents, end of period..................   $   22,643   $    9,924
                                                        ==========   ==========













                                   (continued)

                     BALLY TOTAL FITNESS HOLDING CORPORATION
               CONSOLIDATED STATEMENT OF CASH FLOWS - (CONTINUED)
                                 (In thousands)
                                   (Unaudited)




                                                                   Three months
                                                                 ended March 31
                                                        -----------------------
                                                              1998         1997
                                                        ----------   ----------

SUPPLEMENTAL CASH FLOWS INFORMATION:

  Changes in operating assets and liabilities,
    were as follows -
      Increase in installment contracts
        receivable...................................   $  (60,846)  $  (42,341)
      Increase in other current and other assets.....       (1,464)      (4,414)
      Increase in deferred membership
        origination costs............................       (6,092)        (302)
      Increase in accounts payable...................        4,293        2,512
      Increase in income taxes payable...............          280           64
      Increase (decrease) in accrued and
        other liabilities............................        6,012       (5,544)
      Increase in deferred revenues..................       10,147        5,665
                                                        ----------   ----------
                                                        $  (47,670)  $  (44,360)
                                                        ==========   ==========

  Cash payments for interest and income taxes
    were as follows -
      Interest paid..................................   $    5,604   $   17,823
      Interest capitalized...........................         (170)        (288)
      Income taxes (refunded) paid, net..............          (80)          36

  Investing and financing activities exclude the
    following non-cash transactions -
      Acquisition of property and equipment
        through capital leases/borrowings............   $    1,933   $      163























                             See accompanying notes.

                     BALLY TOTAL FITNESS HOLDING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (All dollar amounts in thousands, except share data)
                                   (Unaudited)


BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of Bally Total Fitness Holding Corporation (the "Company") and the subsidiaries which it controls. The Company, through its subsidiaries, is a nationwide commercial operator of fitness centers with approximately 320 facilities concentrated in 27 states and Canada. The Company operates in one industry segment, and all significant revenues arise from the commercial operation of fitness centers, primarily in major metropolitan markets in the United States. Unless otherwise specified in the text, references to the Company include the Company and its subsidiaries. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K and Form 10-K/A for the year ended December 31, 1997.

All adjustments have been recorded which are, in the opinion of management, necessary for a fair presentation of the condensed consolidated balance sheet of the Company at March 31, 1998, its consolidated statements of operations and cash flows for the three months ended March 31, 1998 and 1997, and its consolidated statement of stockholders' equity for the three months ended March 31, 1998. All such adjustments were of a normal recurring nature.

The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles which require the Company's management to make estimates and assumptions that affect the amounts reported therein. Actual results could vary from such estimates. In addition, certain reclassifications (interest income) have been made to prior period financial statements to conform with the 1998 presentation.

SEASONAL FACTORS

The Company's operations are subject to seasonal factors and, therefore, the results of operations for the three months ended March 31, 1998 and 1997 are not necessarily indicative of the results of operations for the full year.

EARNINGS (LOSS) PER COMMON SHARE

Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during each period, which totaled 20,579,571 shares and 12,279,131 shares for the three months ended March 31, 1998 and 1997, respectively. Diluted earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during each period, which totaled 24,265,028 shares and 12,279,131 shares for the three months ended March 31, 1998 and 1997, respectively. Common stock equivalents represent the dilutive effect of the assumed exercise of outstanding warrants and stock options. Common stock equivalents increased the weighted average number of shares outstanding by 3,685,457 for diluted earnings per common share in 1998. The assumed exercise of outstanding warrants and stock options for diluted loss per common share was not applicable in 1997 because their effect was anti-dilutive.

SUBSEQUENT EVENT

In May 1998, the Company issued 2,800,000 shares of its common stock at $31 3/8 per share through underwriters. The offering provided net proceeds of $82.8 million. The Company intends to use these proceeds to fund its growth strategy to open new fitness centers based on its new club prototype, to selectively acquire club-related real estate and to acquire fitness center operators in strategic geographic markets. The Company has not yet allocated these proceeds among contemplated uses.

                     BALLY TOTAL FITNESS HOLDING CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

Net revenues for the first quarter of 1998 were $184.5 million compared to $168.4 million in 1997, an increase of $16.1 million (10%). This increase is substantially a result of an increase in initial membership fees originated of $12.5 million (11%), consisting of a $20.0 million (21%) increase in financed memberships originated offset, in part, by a $7.5 million (43%) decrease in paid-in-full memberships originated. These results generally reflect management's current strategy of selling more all-club membership plans (which typically have been financed and generate better long-term returns for the Company) and fewer single-club membership plans. Accordingly, the weighted average selling price of membership contracts sold increased 18%. Further, the number of membership contracts sold increased 1% while the average number of fitness centers selling memberships decreased from 319 in the first quarter of 1997 to 313 in the first quarter of 1998, reflecting management's continuing strategy to improve the quality of the Company's facilities. Between January 1997 and March 1998, the Company closed 9 older, typically smaller and less profitable facilities and sold a fitness center to a franchisee while opening 5 new, larger facilities, using its new prototype design. Dues collected increased $3.8 million (8%) over the 1997 quarter, reflecting the Company's continuing strategy of increasing renewal dues rates. As a result of the strong increase in initial membership fees originated, deferred revenue accounting reduced revenues by $10.1 million in the first quarter of 1998 compared to a $5.7 million reduction in 1997. Finance charges earned increased $1.4 million (14%) in the first quarter of 1998 due primarily to the increase in the size of the receivables portfolio. Fees and other revenues increased $2.9 million (83%) over the 1997 quarter, primarily reflecting the increase in revenues from the Company's new initiatives (including personal training and the sale of nutritional and other retail products).

Operating income for the first quarter of 1998 was $11.9 million compared to $6.2 million in 1997. The increase of $5.7 million (93%) was due to the aforementioned $16.1 million increase in revenues partially offset by a $10.4 million (6%) increase in operating costs and expenses, which includes a $6.9 million increase in the provision for doubtful receivables. Excluding the provision for doubtful receivables, operating costs and expenses increased $3.5 million (3%) from 1997. Fitness center operations and member processing and collection centers expenses net of direct selling costs, deferred through the change in deferred membership origination costs, increased $2.6 million due primarily to costs associated with the new initiatives described above.

The provision for doubtful receivables for the first quarter of 1998 was $32.4 million compared to $25.5 million in 1997, an increase of $6.9 million (27%) due to the increase in financed memberships originated.

Interest income for the first quarter of 1998 increased to $.6 million from $.1 million in 1997 due to the investment of temporary excess funds from the 1997 public offering of common stock.

Interest expense was $10.2 million for the first quarter of 1998 compared to $11.9 million in 1997, a decrease of $1.7 million (14%) primarily due to lower average interest rates.

The income tax provision for the first quarter of 1998 primarily reflects state income taxes as the federal taxes provided were offset by the reversal of valuation reserves. The 1997 income tax provision reflects state income taxes only, as no federal benefit was provided because the ultimate realization of additional deferred tax assets could not be assured.

                     BALLY TOTAL FITNESS HOLDING CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - CONTINUED


LIQUIDITY AND CAPITAL RESOURCES

The Company is in the process of expanding and upgrading its facilities in order to grow revenue potential from its membership and more effectively capitalize on its streamlined marketing and administrative functions. Management plans to make capital expenditures of approximately $10 million to $12 million annually to maintain and make minor upgrades to the Company's existing facilities, including exercise equipment upgrades, heating, ventilation and air conditioning and other operating equipment upgrades and replacements, and locker room and workout area refurbishments, among others. In addition, the Company has completed approximately 25% of its planned investment of approximately $15 million to extensively add and upgrade exercise equipment, refresh interior and exterior finishes to improve club ambience, and refurbish and make major upgrades to approximately 25% of its clubs. For the last several years, the Company has spent $6 million to $15 million annually, as funds were available, to open new or replacement facilities. Beginning in 1998, the Company intends to increase its annual spending to approximately $20 million to $25 million to open 15 to 20 new facilities based on its new prototype, which is designed to cost less to construct and maintain than the Company's older facilities. The new facilities are expected to range in size generally from 20,000 to 35,000 square feet and have the capacity to accommodate significantly more members than older clubs of the same size because they will generally focus on the most widely used amenities.

In May 1998, the Company issued 2,800,000 shares of its common stock at $31 3/8 per share through underwriters (the "1998 Stock Offering"). The offering provided net proceeds of $82.8 million. The Company intends to use these proceeds to fund its growth strategy to open new fitness centers, to selectively acquire club-related real estate and to acquire fitness center operators in strategic geographic markets. The Company has not yet allocated these proceeds among the contemplated uses. The Company will determine the allocation based on available business opportunities and prevailing market conditions. The Company is not currently involved in any negotiations for the material acquisition of fitness centers or club-related real estate. The balance of the net proceeds to the Company, if any, will be used for general corporate and working capital purposes and, pending such uses, the Company may temporarily invest available funds from the 1998 Stock Offering in short-term securities.

The Company has no scheduled principal payments under its subordinated debt until October 2007 and the principal amount of the certificates under its securitization facility remains fixed at $160 million through July 1999. Accordingly, debt service requirements (primarily interest) of the Company for the next twelve months are approximately $42.2 million. Management believes that the Company will be able to satisfy its debt service and capital expenditure requirements over the next twelve months out of existing cash balances and cash flow from operations.

In the first quarter of 1998, cash provided from operations was $.1 million, an improvement of $11.0 million over 1997. The positive change in cash flow was due to improved results from operations ($7.8 million) plus the timing of the payment of expenses ($13.3 million), principally interest, offset, in part, by the Company's emphasis on the sale of financed memberships which decreased cash receipts from the sale of paid-in-full memberships ($7.5 million). Capital expenditures of $15.4 million in 1998 (including capital leases of $1.9 million) reflected an $8.4 million increase over 1997, resulting from the implementation of the Company's refurbishment and growth strategy discussed above. Also in January 1998, the Company redeemed the remaining $22.6 million aggregate principal amount of the 13% Senior Subordinated Notes due 2003 at a price of 106.5% of the principal amount, together with accrued and unpaid interest. Prior to completing public offerings of 8,000,000 shares of common stock in August 1997 and 2,800,000 shares in May 1998, which provided net proceeds totaling $171.2 million, the Company was dependent on availability under its credit facility and its operations to provide for cash needs. The Company managed liquidity requirements in recent years by emphasizing the sale of single-club paid-in-full membership plans and accelerating collections of financed memberships and dues to increase available cash reserves and, to a lesser extent, sales of non-strategic assets and sale/leaseback arrangements. Management believes use of these techniques has had a negative impact on operating results, and that available working capital has substantially reduced the need for these techniques to be continued.

                     BALLY TOTAL FITNESS HOLDING CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - CONTINUED


FORWARD-LOOKING STATEMENTS

Forward-looking statements in this Form 10-Q including, without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, among others, the following: general economic and business conditions; competition; success of operating initiatives, advertising and promotional efforts; existence of adverse publicity or litigation; acceptance of new product offerings; changes in business strategy or plans; quality of management; availability, terms, and development of capital; business abilities and judgment of personnel; changes in, or the failure to comply with, government regulations; regional weather conditions; and other factors described in this Form 10-Q or in other filings of the Company with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                     BALLY TOTAL FITNESS HOLDING CORPORATION

                           PART II. OTHER INFORMATION



Item 6.  Exhibits and reports on Form 8-K

   (a)   Exhibits:

         10 Employment Agreement effective as of January 1, 1998 between the Company and Lee S. Hillman.

         27 Financial Data Schedule for March 31, 1998 (filed electronically only).

   (b)   Reports on Form 8-K:

         None.

                                 SIGNATURE PAGE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             BALLY TOTAL FITNESS HOLDING CORPORATION
                 ---------------------------------------------------------------
                                           Registrant




                                        /s/ John W. Dwyer
                ---------------------------------------------------------------
                                            John W. Dwyer
                Executive Vice President, Chief Financial Officer and Treasurer
                                   (principal financial officer)



Dated: May 15, 1998