Form 10-Q
period 1998-06-30
BALLY TOTAL FITNESS HOLDING CORP
filed 1998-08-14
CIK 770944

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934 for the period ended June 30, 1998


                                       or


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

As of July 31, 1998, 23,653,790 shares of the registrant's common stock were outstanding.

                     BALLY TOTAL FITNESS HOLDING CORPORATION


                                      INDEX

                                                                        Page
                                                                      Number
                                                                      ------

PART I.  FINANCIAL INFORMATION

  Item 1.  Financial statements:

     Condensed consolidated balance sheet (unaudited)
       June 30, 1998 and December 31, 1997...........................      1

     Consolidated statement of operations (unaudited)
       Three months ended June 30, 1998 and 1997.....................      2

     Consolidated statement of operations (unaudited)
       Six months ended June 30, 1998 and 1997.......................      3

     Consolidated statement of stockholders' equity (unaudited)
       Six months ended June 30, 1998................................      4

     Consolidated statement of cash flows (unaudited)
       Six months ended June 30, 1998 and 1997.......................      5

     Notes to condensed consolidated financial statements
       (unaudited)...................................................      7

  Item 2.  Management's discussion and analysis of financial
              condition and results of operations....................      9


PART II.  OTHER INFORMATION

  Item 4.  Submission of Matters to a Vote of Security Holders.......     14

  Item 6.  Exhibits and reports on Form 8-K..........................     14


SIGNATURE PAGE.......................................................     15

                     BALLY TOTAL FITNESS HOLDING CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (In thousands)
                                   (Unaudited)



                                                           June 30   December 31
                                                              1998          1997
                                                       -----------   -----------
                      ASSETS

Current assets:
  Cash and equivalents..............................   $    65,981   $    61,679
  Installment contracts receivable, less unearned
    finance charges of $36,033 and $27,709 and
    allowance for doubtful receivables and
    cancellations of $58,419 and $43,728............       189,561       168,011
  Other current assets..............................        33,732        31,743
                                                       -----------   -----------
    Total current assets............................       289,274       261,433

Installment contracts receivable, less unearned
  finance charges of $18,670 and $14,357 and
  allowance for doubtful receivables and
  cancellations of $49,117 and $36,803..............       204,215       175,575
Property and equipment, less accumulated
  depreciation and amortization of $323,406
  and $314,544......................................       326,498       311,197
Intangible assets, less accumulated
  amortization of $56,439 and $54,124...............       103,994       101,220
Deferred income taxes...............................         4,255         4,171
Deferred membership origination costs...............        96,121        86,737
Other assets........................................        26,756        27,233
                                                       -----------   -----------
                                                       $ 1,051,113   $   967,566
                                                       ===========   ===========

       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..................................   $    44,621   $    36,908
  Income taxes payable..............................         2,229         2,342
  Deferred income taxes.............................         5,744         5,660
  Accrued liabilities...............................        48,373        50,464
  13% Senior Subordinated Notes due 2003, called
    for 1998 redemption.............................                      22,555
  Other current maturities of long-term debt........         4,597         4,590
  Deferred revenues.................................       285,285       270,853
                                                       -----------   -----------
    Total current liabilities.......................       390,849       393,372

Long-term debt, less current maturities.............       406,665       405,425
Other liabilities...................................         6,127         7,459
Deferred revenues...................................        85,584        90,989

Stockholders' equity................................       161,888        70,321
                                                       -----------   -----------
                                                       $ 1,051,113   $   967,566
                                                       ===========   ===========



                             See accompanying notes.

                     BALLY TOTAL FITNESS HOLDING CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)




                                                                   Three months
                                                                  ended June 30
                                                        -----------------------
                                                              1998         1997
                                                        ----------   ----------

Net revenues:
  Membership revenues -
    Initial membership fees on financed
      memberships originated.........................   $  103,671   $   79,993
     Initial membership fees on paid-in-full
       memberships originated........................        7,545       14,548
     Dues collected..................................       46,629       49,069
     Change in deferred revenues.....................        3,833        4,720
                                                        ----------   ----------
                                                           161,678      148,330

  Finance charges earned.............................       12,184        9,764
  Fees and other.....................................        7,014        3,724
                                                        ----------   ----------
                                                           180,876      161,818

Operating costs and expenses:
  Fitness center operations..........................      104,466       93,444
  Member processing and collection centers...........        9,101        8,791
  Advertising........................................       11,589       11,250
  General and administrative.........................        6,319        6,306
  Provision for doubtful receivables.................       29,306       22,028
  Depreciation and amortization......................       11,752       15,007
  Change in deferred membership origination costs....       (3,292)       1,784
                                                        ----------   ----------
                                                           169,241      158,610
                                                        ----------   ----------
Operating income.....................................       11,635        3,208

Interest income......................................          720          136
Interest expense.....................................      (10,301)     (10,544)
                                                        ----------   ----------
Income (loss) before income taxes....................        2,054       (7,200)

Income tax provision ................................          (50)        (100)
                                                        ----------   ----------
Net income (loss)....................................   $    2,004   $   (7,300)
                                                        ==========   ==========

Basic earnings (loss) per common share...............   $      .09   $     (.59)
                                                        ==========   ==========

Diluted earnings (loss) per common share.............   $      .08   $     (.59)
                                                        ==========   ==========



                             See accompanying notes.

                     BALLY TOTAL FITNESS HOLDING CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)




                                                                     Six months
                                                                  ended June 30
                                                        -----------------------
                                                              1998         1997
                                                        ----------   ----------

Net revenues:
  Membership revenues -
    Initial membership fees on financed
      memberships originated.........................   $  219,245   $  175,561
     Initial membership fees on paid-in-full
       memberships originated........................       17,528       32,023
     Dues collected..................................       98,202       96,857
     Change in deferred revenues.....................       (6,314)        (945)
                                                        ----------   ----------
                                                           328,661      303,496

  Finance charges earned.............................       23,331       19,533
  Fees and other.....................................       13,372        7,194
                                                        ----------   ----------
                                                           365,364      330,223

Operating costs and expenses:
  Fitness center operations..........................      207,588      189,368
  Member processing and collection centers...........       19,692       18,194
  Advertising........................................       25,089       23,936
  General and administrative.........................       12,624       12,227
  Provision for doubtful receivables.................       61,698       47,565
  Depreciation and amortization......................       24,495       28,072
  Change in deferred membership origination costs....       (9,384)       1,482
                                                        ----------   ----------
                                                           341,802      320,844
                                                        ----------   ----------
Operating income.....................................       23,562        9,379

Interest income......................................        1,271          264
Interest expense.....................................      (20,507)     (22,423)
                                                        ----------   ----------
Income (loss) before income taxes....................        4,326      (12,780)

Income tax provision ................................         (250)        (200)
                                                        ----------   ----------
Net income (loss)....................................   $    4,076   $  (12,980)
                                                        ==========   ==========

Basic earnings (loss) per common share...............   $      .19   $    (1.06)
                                                        ==========   ==========

Diluted earnings (loss) per common share.............   $      .16   $    (1.06)
                                                        ==========   ==========



                             See accompanying notes.

                     BALLY TOTAL FITNESS HOLDING CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        (In thousands, except share data)
                                   (Unaudited)





                                         Common stock
                                      ------------------                                     Total
                                        Number      Par     Contributed   Accumulated    stockholders'
                                      of shares    value      capital       deficit         equity
                                      ----------   -----    -----------   -----------    -------------

Balance at December 31, 1997.......   20,575,092   $ 206     $  392,718    $ (322,603)       $ 70,321

Net income.........................                                             4,076           4,076

Issuance of common stock through
 public offering...................    2,800,000      28         82,716                        82,744

Issuance of common stock for
 acquisition of business...........      230,769       2          4,398                         4,400

Issuance of common stock under
 stock purchase and option plans...       46,068                    347                           347
                                      ----------   -----     ----------    ----------        --------

Balance at June 30, 1998...........   23,651,929   $ 236     $  480,179    $ (318,527)       $161,888
                                      ==========   =====     ==========    ==========        ========



                             See accompanying notes.

                     BALLY TOTAL FITNESS HOLDING CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)




                                                                     Six months
                                                                  ended June 30
                                                        -----------------------
                                                              1998         1997
                                                        ----------   ----------

OPERATING:
  Net income (loss)..................................   $    4,076   $  (12,980)
  Adjustments to reconcile to cash used -
    Depreciation and amortization, including
      amortization included in interest expense......       25,602       29,236
    Provision for doubtful receivables...............       61,698       47,565
    Change in operating assets and
      liabilities....................................     (112,544)     (67,886)
                                                        ----------   ----------
      Cash used in operating activities..............      (21,168)      (4,065)

INVESTING:
  Purchases and construction of property
    and equipment....................................      (28,182)     (13,060)
  Acquisitions of businesses.........................       (2,073)
  Other, net.........................................                       (93)
                                                        ----------   ----------
      Cash used in investing activities .............      (30,255)     (13,153)

FINANCING:
  Debt transactions -
    Redemption of 13% Senior Subordinated
      Notes due 2003.................................      (24,021)
    Net borrowings under revolving credit
      agreement......................................                    12,000
    Repayments of other long-term debt...............       (3,038)      (1,798)
    Debt issuance costs..............................         (307)          (7)
                                                        ----------   ----------
      Cash (used in) provided by debt transactions...      (27,366)      10,195

  Equity transactions -
    Proceeds from issuance of common stock through
      public offering................................       82,744
    Proceeds from issuance of common stock under
      stock purchase and option plans................          347           54
                                                        ----------   ----------
      Cash provided by financing activities..........       55,725       10,249
                                                        ----------   ----------
Increase (decrease) in cash and equivalents..........        4,302       (6,969)
Cash and equivalents, beginning of period............       61,679       16,534
                                                        ----------   ----------
Cash and equivalents, end of period..................   $   65,981   $    9,565
                                                        ==========   ==========








                                   (continued)

                     BALLY TOTAL FITNESS HOLDING CORPORATION
               CONSOLIDATED STATEMENT OF CASH FLOWS - (CONTINUED)
                                 (In thousands)
                                   (Unaudited)




                                                                     Six months
                                                                  ended June 30
                                                        -----------------------
                                                              1998         1997
                                                        ----------   ----------

SUPPLEMENTAL CASH FLOWS INFORMATION:

  Changes in operating assets and liabilities,
    net of effects from acquisitions, were as
    follows -
      Increase in installment contracts receivable...   $ (111,806)  $  (65,148)
      Increase in other current and other assets.....       (2,229)      (8,783)
      (Increase) decrease in deferred membership
        origination costs............................       (9,384)       1,482
      Increase in accounts payable...................        7,388        6,596
      Increase in income taxes payable...............          229           67
      Decrease in accrued and other
        liabilities..................................       (3,056)      (3,045)
      Increase in deferred revenues..................        6,314          945
                                                        ----------   ----------
                                                        $ (112,544)  $  (67,886)
                                                        ==========   ==========

  Cash payments for interest and income taxes
    were as follows -
      Interest paid..................................   $   21,502   $   22,149
      Interest capitalized...........................         (232)        (892)
      Income taxes paid, net.........................           22          133

  Investing and financing activities exclude the
    following non-cash transactions -
      Acquisition of business with common stock......   $    4,400   $
      Acquisition of property and equipment
        through capital leases/borrowings............        3,814        2,814




















                             See accompanying notes.

                     BALLY TOTAL FITNESS HOLDING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (All dollar amounts in thousands, except share data)
                                   (Unaudited)



BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of Bally Total Fitness Holding Corporation (the "Company") and the subsidiaries which it controls. The Company, through its subsidiaries, is a nationwide commercial operator of fitness centers with approximately 325 facilities concentrated in 27 states and Canada. The Company operates in one industry segment, and all significant revenues arise from the commercial operation of fitness centers, primarily in major metropolitan markets in the United States. Unless otherwise specified in the text, references to the Company include the Company and its subsidiaries. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K and Form 10-K/A for the year ended December 31, 1997.

All adjustments have been recorded which are, in the opinion of management, necessary for a fair presentation of the condensed consolidated balance sheet of the Company at June 30, 1998, its consolidated statements of operations and cash flows for the three and six months ended June 30, 1998 and 1997, and its consolidated statement of stockholders' equity for the six months ended June 30, 1998. All such adjustments were of a normal recurring nature.

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

SEASONAL FACTORS

The Company's operations are subject to seasonal factors and, therefore, the results of operations for the three and six months ended June 30, 1998 and 1997 are not necessarily indicative of the results of operations for the full year.

ACQUISITIONS

During the three months ended June 30, 1998 the Company acquired 9 fitness centers, 8 located in the San Francisco/Oakland area and one in Chicago. The total purchase price of the 9 centers was $6.9 million consisting of 230,769 common shares of the Company stock valued at $4.4 million, $2.1 million in cash and $.4 million in future consideration.

STOCK OFFERING

In May 1998, the Company issued 2,800,000 shares of its common stock at $31 3/8 per share through underwriters. The offering provided net proceeds of $82.7 million. The Company is using these proceeds to fund its growth strategy to open new fitness centers based on its new club prototype, to selectively acquire club-related real estate and to acquire fitness center operators in strategic geographic markets. The Company will allocate these proceeds among contemplated uses based on available business opportunities and prevailing market conditions.

                     BALLY TOTAL FITNESS HOLDING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (All dollar amounts in thousands, except share data)
                                   (Unaudited)



ALLOWANCE FOR DOUBTFUL RECEIVABLES AND CANCELLATIONS

A summary of the allowance for doubtful receivables and cancellations activity is as follows:


                                   Three months ended          Six months ended
                                ------------------------   ------------------------
                                    1998         1997          1998         1997
                                -----------  -----------   -----------  -----------

Balance at beginning of period  $    95,471  $    91,629   $    80,531  $    86,095
Contract cancellations and
  write-offs of uncollectible
  amounts, net of recoveries        (49,950)     (49,628)     (104,717)     (98,649)
Provision for cancellations
  (classified as a direct
   reduction of revenues)            32,709       24,601        70,024       53,619
Provision for doubtful
  receivables                        29,306       22,028        61,698       47,565
                                 ----------   ----------   -----------  -----------

Balance at end of period         $  107,536   $   88,630   $   107,536  $    88,630
                                 ==========   ==========   ===========  ===========


EARNINGS (LOSS) PER COMMON SHARE

Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during each period, which totaled 22,430,153 shares and 12,314,465 shares for the three months ended June 30, 1998 and 1997, respectively, and 21,509,974 shares and 12,296,896 shares for the six months ended June 30, 1998 and 1997, respectively. Diluted earnings (loss) per common share is computed by dividing net income
(loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during each period, which totaled 26,421,590 shares and 12,314,465 shares for the three months ended June 30, 1998 and 1997, respectively, and 25,369,680 shares and 12,296,896 shares for the six months ended June 30, 1998 and 1997, respectively. Common stock equivalents represent the dilutive effect of the assumed exercise of outstanding warrants and stock options. Common stock equivalents increased the weighted average number of shares outstanding by 3,991,437 and 3,859,706 for diluted earnings per common share for the three and six months ended June 30, 1998, respectively. The assumed exercise of outstanding warrants and stock options for diluted loss per common share was not applicable in 1997 because their effect was anti-dilutive.

                     BALLY TOTAL FITNESS HOLDING CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS




COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997

Net revenues for the second quarter of 1998 were $180.9 million compared to $161.8 million in 1997, an increase of $19.1 million (12%). This increase is substantially a result of an increase in initial membership fees originated of $16.7 million (18%), consisting of a $23.7 million (30%) increase in financed memberships originated offset, in part, by a $7.0 million (48%) decrease in paid-in-full memberships originated. These results generally reflect management's strategy of selling more all-club membership plans (which typically have been financed and generate better long-term returns for the Company) and fewer single-club membership plans. The weighted average selling price of membership contracts sold increased 25%. Reflecting management's continuing strategy to improve the quality of its facilities, the Company, between April 1997 and June 1998, closed 11 older, typically smaller and less profitable facilities and sold one fitness center to a franchisee while opening 8 new, larger facilities, using its new prototype design. In addition, during the second quarter of 1998, the Company acquired 9 fitness centers, 8 located in the San Francisco/Oakland area and one in Chicago. The weighted average number of fitness centers selling memberships increased from 318 in the second quarter of 1997 to 319 in the second quarter of 1998. Dues collected decreased $2.4 million (5%) from the 1997 quarter, primarily as a result of the effects of the Company's previously announced strategy to discontinue its practice of accelerating dues collections by offering discounts for prepayments coupled with an increasing number of members paying dues monthly by Electronic Fund Transfer "EFT" methods instead of annual payments. The Company's experience has shown that EFT methods generally result in improved customer satisfaction, lower attrition and improved margins. Consistent with this strategy, prepaid dues decreased by almost 6% over the preceding 6 months. Deferred revenue accounting increased revenues by $3.8 million in the second quarter of 1998 compared to an increase of $4.7 million in 1997.

Finance charges earned increased $2.4 million (25%) in the second quarter of 1998 due to the increase in the size and quality of the receivables portfolio. Receivables written off in the period as a percent of average receivables was 10%, compared to 12% experienced during the prior year period, a 17% improvement. Additionally, the percentage of accounts current with all contractual payments improved to 87% from 83% as of December 31, 1997. The average rate for finance charges to members was substantially unchanged between the periods.

Fees and other revenues increased $3.3 million (88%) over the 1997 quarter, reflecting a portion of the increase in revenues from the Company's new initiatives (including personal training and the sale of nutritional and other retail products). Revenues from new initiatives totalled $7.7 million in the 1998 quarter (of which $2.4 million, relating to the sale of new System 30 memberships, is included in membership originations revenue) compared to $2.0 million of similar revenues in the 1997 quarter, an increase of $5.7 million. System 30 memberships, first offered on a limited basis in the fourth quarter of 1997, are priced $150 above the highest membership price and include the benefits of the all-club membership plus a supply of nutritional products, a fitness assessment and two personal training sessions.

Operating income for the second quarter of 1998 was $11.6 million compared to $3.2 million in 1997. The increase of $8.4 million (263%) was due to the aforementioned $19.1 million increase in revenues partially offset by a $10.7 million (7%) increase in operating costs and expenses. The increase in operating costs and expenses reflects a $7.3 million increase in the provision for doubtful receivables in 1998 offset by a $3.4 million one-time charge in the second quarter 1997, netting to $3.9 million. Other operating costs and expenses, excluding the $3.9 million net increase above, increased $6.8 million (5%) from 1997. Fitness center operations and member processing and collection centers expenses, net of direct selling costs deferred through the change in deferred membership origination costs, increased $6.3 million due primarily to $3.5 million of costs associated with the $5.7 million growth in new initiative revenues described above. Miscellaneous items accounted for the remainder.

                     BALLY TOTAL FITNESS HOLDING CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS




Depreciation expense is expected to decline, exclusive of the effects from additions or acquisitions, by $3.0 million to $5.0 million annually during the next three years, because assets acquired by the Company in the 1980's which have continuing economic lives, are becoming fully depreciated as a result of the Company's depreciation policies. For the second quarter of 1998, depreciation expense, as expected, declined $1.2 million. Amortization expense declined $2.1 million related to the amortization portion of the $3.4 million one-time charge mentioned above.

The provision for doubtful receivables for the second quarter of 1998 was $29.3 million compared to $22.0 million in 1997, an increase of $7.3 million (33%) due to the increase in initial membership fees originated on financed memberships. The total provision rate, inclusive of provisions for cancellations which are reflected as a direct reduction of initial membership fees on financed memberships originated, was 41% of gross financed originations during each of the periods.

Interest income for the second quarter of 1998 increased to $.7 million from $.1 million in 1997 due to an increase in temporarily invested available cash balances.

Interest expense was $10.3 million for the second quarter of 1998 compared to $10.5 million in 1997, a decrease of $.2 million (2%) due to lower average interest rates.

The income tax provision for the second quarter of 1998 reflects state income taxes as the federal taxes provided were offset by the reversal of valuation reserves. The 1997 income tax provision reflects state income taxes only, as no federal benefit was provided because the ultimate realization of additional deferred tax assets could not be assured.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997

Net revenues for the first six months of 1998 were $365.4 million compared to $330.2 million in 1997, an increase of $35.2 million (11%). This increase is substantially a result of an increase in initial membership fees originated of $29.2 million (14%), consisting of a $43.7 million (25%) increase in financed memberships originated offset, in part, by a $14.5 million (45%) decrease in paid-in-full memberships originated. The weighted average selling price of membership contracts sold increased 21%. Reflecting management's continuing strategy to improve the quality of its facilities, the Company, between January 1997 and June 1998, closed 12 older, typically smaller and less profitable facilities and sold one fitness center to a franchisee while opening 9 new, larger facilities, using its new prototype design. In addition, during the first six months of 1998, the Company acquired 9 fitness centers. The weighted average number of fitness centers selling memberships decreased from 318 in the six months of 1997 to 317 in the six months of 1998. Dues collected increased $1.3 million (1%) over 1997, reflecting the Company's continuing strategy of increasing renewal dues rates offset, in part, by the effects of the Company's previously announced strategy to discontinue its practice of accelerating dues collections by offering discounts for prepayments coupled with an increasing number of members paying dues monthly by EFT methods instead of annual payments. Consistent with this strategy, prepaid dues decreased by almost 6% over the preceding 6 months. As a result of the strong increase in initial membership fees originated, deferred revenue accounting reduced revenues by $6.3 million in the six months of 1998 compared to a $.9 million reduction in 1997.

Finance charges earned increased $3.8 million (19%) in the six months of 1998 due to the increase in the size and quality of the receivables portfolio, as previously discussed. The average rate for finance charges to members was substantially unchanged between the periods.

Fees and other revenues increased $6.2 million (86%) over the 1997 period, reflecting a portion of the increase in revenues from the Company's new initiatives (including personal training and the sale of nutritional and other retail products). Revenues from new initiatives totalled $14.7 million in the 1998 period (of which $4.9 million, relating to the sale portion of new System 30 memberships, is included in membership

                     BALLY TOTAL FITNESS HOLDING CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS




originations revenue) compared to $3.7 million of similar revenues in the 1997 period, an increase of $11.0 million.

Operating income for the first six months of 1998 was $23.6 million compared to $9.4 million in 1997. The increase of $14.2 million (151%) was due to the aforementioned $35.2 million increase in revenues partially offset by a $21.0 million (7%) increase in operating costs and expenses. The increase in operating costs and expenses reflects a $14.1 million increase in the provision for doubtful receivables in 1998 offset by a $3.4 million one-time charge in 1997, netting to $10.7 million. Other operating costs and expenses, excluding the $10.7 million net increase above, increased $10.3 million (4%) from 1997. Fitness center operations and member processing and collection centers expenses, net of direct selling costs deferred through the change in deferred membership origination costs, increased $8.9 million due primarily to $6.6 million of costs associated with the $11.0 million growth in new initiative revenues described above.

As previously discussed, depreciation expense is expected to decline, exclusive of the effects from additions or acquisitions, by up to $5.0 million annually during the next three years. For the first six months of 1998 depreciation expense, as expected, declined $1.5 million. Amortization expense declined $2.1 million related to the amortization portion of the $3.4 million one-time charge mentioned above.

The provision for doubtful receivables for the first six months of 1998 was $61.7 million compared to $47.6 million in 1997, an increase of $14.1 million (30%) due to the increase in initial membership fees originated on financed memberships. The total provision rate, inclusive of provisions for cancellations which are reflected as a direct reduction of initial membership fees on financed memberships originated, was 41% of gross financed originations during each of the periods.

Interest income for the first six months of 1998 increased to $1.3 million from $.3 million in 1997 due to an increase in temporarily invested available cash balances.

Interest expense was $20.5 million for the first six months of 1998 compared to $22.4 million in 1997, a decrease of $1.9 million (9%) due to lower average interest rates.

The income tax provision for the first six months of 1998 reflects state income taxes as the federal taxes provided were offset by the reversal of valuation reserves. The 1997 income tax provision reflects state income taxes only, as no federal benefit was provided because the ultimate realization of additional deferred tax assets could not be assured.

LIQUIDITY AND CAPITAL RESOURCES

The Company is in the process of upgrading and increasing the number of its facilities to improve revenue potential from its membership and more effectively capitalize on its facilities, streamlined marketing, member support and administrative functions. Management plans to make capital expenditures of approximately $10 million to $12 million annually to maintain the Company's existing facilities, including exercise equipment upgrades, mechanical and other operating equipment replacements, and locker room and fitness area finishes, among others. In addition, the Company has completed almost half of its planned investment of approximately $15 million to extensively add and upgrade exercise equipment, refresh interior and exterior finishes to improve club ambience, and refurbish and make major upgrades to approximately 25% of its clubs. In recent years, the Company has spent $6 million to $15 million annually, as funds were available, to open new or replacement facilities. Beginning in 1998, the Company has increased its annual spending target to approximately $20 million to $25 million to build and open 15 to 20 new facilities based on its new prototype, which is designed to cost less to construct and maintain than the Company's older facilities. The new facilities are expected to range in size generally from 20,000 to 35,000 square feet and have the capacity to accommodate significantly more members than older clubs of the same size because they will generally focus on the most widely used amenities.

                     BALLY TOTAL FITNESS HOLDING CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS




In May 1998, the Company issued 2,800,000 shares of its common stock at $31 3/8 per share through underwriters. The offering provided net proceeds of $82.7 million. The Company is using these proceeds to fund its growth strategy to open new fitness centers, to selectively acquire club-related real estate and to acquire fitness center operators in strategic geographic markets. The Company will allocate these proceeds among the contemplated uses based on available business opportunities and prevailing market conditions. The Company is in various stages of discussions to acquire regional operators of fitness centers. None of the individual negotiations are for a material acquisition of fitness centers or club-related real estate.

On August 6, 1998 the Company announced that it has been authorized to repurchase up to 1,500,000 shares of the Company's common stock on the open market from time to time.

As of June 30, 1998, the Company's $70 million revolving credit line was unused except for outstanding letters of credit totaling $6.9 million.

The Company has no scheduled principal payments under its subordinated debt until October 2007 and the principal amount of the certificates under its securitization facility remains fixed at $160 million through July 1999. Accordingly, debt service requirements (primarily interest) of the Company through June 30, 1999 are approximately $42.7 million. Management believes that the Company will be able to satisfy its debt service and capital expenditure requirements through June 30, 1999 along with funding any of the Company's stock repurchases, out of existing cash balances and cash flow from operations.

In the first six months of 1998, cash used in operations was $21.2 million, an increase of $17.1 million over 1997. The increase was due principally to the Company's emphasis on the sale of financed memberships which decreased cash receipts from the sale of paid-in-full memberships by $14.5 million and the avoidance of discounted collection accelerations of installment contracts receivable and accelerations of discounted dues prepayments of $11.5 million, partially offset by increased regularly scheduled collections from installment contracts receivable of $8.0 million. Management believes the increasing level of collections will continue to grow and accordingly that cash from operating activities is expected to be positive in 1999. Capital expenditures of $32.0 million in the first six months of 1998 (including capital leases of $3.8 million) increased $16.1 million over 1997, resulting from the implementation of the Company's refurbishment and growth strategy discussed above. Also in January 1998, the Company redeemed the remaining $22.6 million aggregate principal amount of the 13% Senior Subordinated Notes due 2003 at a price of 106.5% of the principal amount, together with accrued and unpaid interest. Prior to completing public offerings of 8,000,000 shares of common stock in August 1997 and 2,800,000 shares in May 1998, which provided net proceeds totaling $171.1 million, the Company was dependent on availability under its credit facility and its operations to provide for cash needs. The Company managed liquidity requirements in recent years by emphasizing the sale of single-club paid-in-full membership plans and accelerating collections through promotional discounting of financed memberships and dues to increase available cash and, to a lesser extent, sales of non-strategic assets and sale/leaseback arrangements. Management believes use of these techniques has had a negative impact on operating results and long-term operating cash flows, and that available working capital has substantially reduced the need for these techniques to be continued.

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

                     BALLY TOTAL FITNESS HOLDING CORPORATION

                           PART II. OTHER INFORMATION




Item 4.   Submission of matters to a vote of security holders

          At the Company's annual meeting of stockholders held on June 11, 1998, the stockholders considered and voted on the following:


          Two persons nominated by the Board of Directors for election as directors of Class II for three-year terms expiring in 2001 or until their successors have been duly elected, along with the voting results which resulted in each nominee being elected as a director, were as follows:

                                             Votes             Votes
                Nominee                      cast for          withheld
                ------------------           ----------        ---------

                Lee S. Hillman               17,492,286        33,028
                James F. Mc Anally, M.D.     17,491,117        34,207


Item 6.   Exhibits and reports on Form 8-K

   (a)    Exhibits:

          27 Financial Data Schedule for June 30, 1998 (filed electronically only).

   (b)    Reports on Form 8-K:

                                                           Financial
          Date                    Items                    Statements
          -----------             ---------                ----------

          May 7, 1998             #5 and #7                None

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



Dated: August 14, 1998