Form 10-Q
period 1998-09-30
BALLY TOTAL FITNESS HOLDING CORP
filed 1998-11-16
CIK 770944

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the period ended September 30, 1998


                                       or


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

As of October 31, 1998, 23,147,305 shares of the registrant's common stock were outstanding.

                     BALLY TOTAL FITNESS HOLDING CORPORATION


                                      INDEX

                                                                        Page
                                                                      Number
                                                                      ------

PART I.  FINANCIAL INFORMATION

  Item 1.  Financial statements:

     Condensed consolidated balance sheet (unaudited)
       September 30, 1998 and December 31, 1997......................      1

     Consolidated statement of operations (unaudited)
       Three months ended September 30, 1998 and 1997................      2

     Consolidated statement of operations (unaudited)
       Nine months ended September 30, 1998 and 1997.................      3

     Consolidated statement of stockholders' equity (unaudited)
       Nine months ended September 30, 1998..........................      4

     Consolidated statement of cash flows (unaudited)
       Nine months ended September 30, 1998 and 1997.................      5

     Notes to condensed consolidated financial statements
       (unaudited)...................................................      7

  Item 2.  Management's discussion and analysis of financial
              condition and results of operations....................     10


PART II.  OTHER INFORMATION

  Item 6.  Exhibits and reports on Form 8-K..........................     15


SIGNATURE PAGE.......................................................     16

                     BALLY TOTAL FITNESS HOLDING CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (In thousands)
                                   (Unaudited)



                                                      September 30   December 31
                                                              1998          1997
                                                      ------------   -----------

                      ASSETS

Current assets:
  Cash and equivalents............................... $     30,926   $    61,679
  Installment contracts receivable, less unearned
    finance charges of $37,273 and $27,709 and
    allowance for doubtful receivables and
    cancellations of $63,298 and $43,728.............      199,956       168,011
  Other current assets...............................       33,181        31,743
                                                      ------------   -----------
    Total current assets.............................      264,063       261,433

Installment contracts receivable, less unearned
  finance charges of $19,312 and $14,357 and
  allowance for doubtful receivables and
  cancellations of $53,274 and $36,803...............      215,586       175,575
Property and equipment, less accumulated
  depreciation and amortization of $332,871
  and $314,544.......................................      338,557       311,197
Intangible assets, less accumulated
  amortization of $57,663 and $54,124................      102,814       101,220
Deferred income taxes................................        3,358         4,171
Deferred membership origination costs................       99,350        86,737
Other assets.........................................       26,366        27,233
                                                      ------------   -----------
                                                      $  1,050,094   $   967,566
                                                      ============   ===========

       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts pay8able.................................. $     39,979   $    36,908
  Income taxes payable...............................        2,452         2,342
  Deferred income taxes..............................        4,847         5,660
  Accrued liabilities................................       55,200        50,464
  13% Senior Subordinated Notes due 2003, called
    for 1998 redemption..............................            -        22,555
  Other current maturities of long-term debt.........        5,131         4,590
  Deferred revenues..................................      285,383       270,853
                                                      ------------   -----------
    Total current liabilities........................      392,992       393,372

Long-term debt, less current maturities..............      407,116       405,425
Other liabilities....................................        6,275         7,459
Deferred revenues....................................       85,669        90,989

Stockholders' equity.................................      158,042        70,321
                                                      ------------   -----------
                                                      $  1,050,094   $   967,566
                                                      ============   ===========




                             See accompanying notes.

                     BALLY TOTAL FITNESS HOLDING CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (In thousands, except per share data)
                                   (Unaudited)




                                                                   Three months
                                                             ended September 30
                                                        -----------------------
                                                              1998         1997
                                                        ----------   ----------

Net revenues:
  Membership revenues -
    Initial membership fees on financed
      memberships originated..........................  $  107,053   $   91,032
     Initial membership fees on paid-in-full
       memberships originated.........................       7,086       15,541
     Dues collected...................................      52,016       47,720
     Change in deferred revenues......................        (183)      (3,427)
                                                        ----------   ----------
                                                           165,972      150,866

  Finance charges earned..............................      13,573        9,983
  Fees and other......................................      10,063        4,298
                                                        ----------   ----------
                                                           189,608      165,147

Operating costs and expenses:
  Fitness center operations...........................     108,809       99,382
  Member processing and collection centers............       9,692       10,789
  Advertising.........................................      10,897       10,735
  General and administrative..........................       6,775        8,753
  Provision for doubtful receivables..................      30,857       25,052
  Depreciation and amortization.......................      11,997       12,631
  Change in deferred membership origination costs.....      (3,229)      (3,123)
                                                        ----------   ----------
                                                           175,798      164,219
                                                        ----------   ----------
Operating income......................................      13,810          928

Interest income.......................................         942          575
Interest expense......................................     (10,216)     (11,658)
                                                        ----------   ----------
Income (loss) before income taxes.....................       4,536      (10,155)

Income tax provision .................................        (275)        (100)
                                                        ----------   ----------
Net income (loss).....................................  $    4,261   $  (10,255)
                                                        ==========   ==========

Basic earnings (loss) per common share................  $      .18   $     (.60)
                                                        ==========   ==========

Diluted earnings (loss) per common share..............  $      .16   $     (.60)
                                                        ==========   ==========







                             See accompanying notes.

                     BALLY TOTAL FITNESS HOLDING CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)




                                                                    Nine months
                                                             ended September 30
                                                        -----------------------
                                                              1998         1997
                                                        ----------   ----------

Net revenues:
  Membership revenues -
    Initial membership fees on financed
      memberships originated..........................  $  321,663   $  266,593
     Initial membership fees on paid-in-full
       memberships originated.........................      24,387       47,564
     Dues collected...................................     150,218      144,577
     Change in deferred revenues......................      (6,497)      (4,372)
                                                        ----------   ----------
                                                           489,771      454,362

  Finance charges earned..............................      36,904       29,516
  Fees and other......................................      28,297       11,492
                                                        ----------   ----------
                                                           554,972      495,370

Operating costs and expenses:
  Fitness center operations...........................     316,397      288,750
  Member processing and collection centers............      29,384       28,983
  Advertising.........................................      35,986       34,671
  General and administrative..........................      19,399       20,980
  Provision for doubtful receivables..................      92,555       72,617
  Depreciation and amortization.......................      36,492       40,703
  Change in deferred membership origination costs.....     (12,613)      (1,641)
                                                        ----------   ----------
                                                           517,600      485,063
                                                        ----------   ----------
Operating income......................................      37,372       10,307

Interest income.......................................       2,213          839
Interest expense......................................     (30,723)     (34,081)
                                                        ----------   ----------
Income (loss) before income taxes.....................       8,862      (22,935)

Income tax provision .................................        (525)        (300)
                                                        ----------   ----------
Net income (loss).....................................  $    8,337   $  (23,235)
                                                        ==========   ==========

Basic earnings (loss) per common share................  $      .38   $    (1.68)
                                                        ==========   ==========

Diluted earnings (loss) per common share..............  $      .32   $    (1.68)
                                                        ==========   ==========






                             See accompanying notes.

                     BALLY TOTAL FITNESS HOLDING CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        (In thousands, except share data)
                                   (Unaudited)





                                         Common stock
                                      ------------------                                  Common        Total
                                        Number      Par     Contributed    Accumulated   stock in    stockholders'
                                      of shares    value      capital        deficit     treasury       equity
                                      ----------   -----    -----------    -----------   --------    -------------

Balance at December 31, 1997.......   20,575,092    $ 206     $ 392,718    $ (322,603)    $     -       $  70,321

Net income.........................            -        -             -          8,337          -           8,337

Issuance of common stock through
 public offering...................    2,800,000       28        82,716              -          -          82,744

Issuance of common stock for
 acquisition of business...........      230,769        2         4,398              -          -           4,400

Issuance of common stock under
 stock purchase and option plans...       62,699        -           423              -          -             423

Purchases of common stock..........     (471,300)       -             -              -     (8,183)         (8,183)
                                      ----------    -----     ---------     ----------    -------       ---------

Balance at September 30, 1998......   23,197,260    $ 236     $ 480,255     $ (314,266)   $(8,183)      $ 158,042
                                      ==========    =====     =========     ==========    =======       =========
















                             See accompanying notes.

                     BALLY TOTAL FITNESS HOLDING CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)




                                                                    Nine months
                                                             ended September 30
                                                        -----------------------
                                                              1998         1997
                                                        ----------   ----------

OPERATING:
  Net income (loss)...................................  $    8,337   $  (23,235)
  Adjustments to reconcile to cash used -
    Depreciation and amortization, including
      amortization included in interest expense.......      38,162       42,517
    Provision for doubtful receivables................      92,555       72,617
    Change in operating assets and
      liabilities.....................................    (165,302)    (116,789)
    Other, net........................................           -          (75)
                                                        ----------   ----------
      Cash used in operating activities...............     (26,248)     (24,965)

INVESTING:
  Purchases and construction of property
    and equipment.....................................     (47,690)     (18,720)
  Acquisitions of businesses..........................      (2,117)           -
  Proceeds from sale of property and equipment........           -        4,939
                                                        ----------   ----------
      Cash used in investing activities ..............     (49,807)     (13,781)

FINANCING:
  Debt transactions -
    Redemption of 13% Senior Subordinated
      Notes due 2003..................................     (24,021)           -
    Proceeds from other long-term borrowings..........           -        7,500
    Repayments of other long-term debt................      (5,344)     (10,203)
    Debt issuance costs...............................        (317)        (258)
                                                        ----------   ----------
      Cash used in debt transactions..................     (29,682)      (2,961)

  Equity transactions -
    Proceeds from issuance of common stock through
      public offering.................................      82,744       88,390
    Proceeds from issuance of common stock under
      stock purchase and option plans.................         423          163
    Purchases of common stock for treasury............      (8,183)           -
                                                        ----------   ----------
      Cash provided by financing activities...........      45,302       85,592
                                                        ----------   ----------
Increase (decrease) in cash and equivalents...........     (30,753)      46,846
Cash and equivalents, beginning of period.............      61,679       16,534
                                                        ----------   ----------
Cash and equivalents, end of period...................  $   30,926   $   63,380
                                                        ==========   ==========







                                   (continued)

                     BALLY TOTAL FITNESS HOLDING CORPORATION
               CONSOLIDATED STATEMENT OF CASH FLOWS - (CONTINUED)
                                 (In thousands)
                                   (Unaudited)




                                                                    Nine months
                                                             ended September 30
                                                        -----------------------
                                                              1998         1997
                                                        ----------   ----------

SUPPLEMENTAL CASH FLOWS INFORMATION:

  Changes in operating assets and liabilities,
    net of effects from acquisitions, were as
    follows -
      Increase in installment contracts receivable....  $ (164,429)  $  (99,817)
      Increase in other current and other assets......      (1,875)     (13,307)
      Increase in deferred membership
        origination costs.............................     (12,613)      (1,641)
      Increase (decrease) in accounts payable.........       2,746       (1,187)
      Increase in income taxes payable................         452          160
      Increase (decrease) in accrued and other
        liabilities...................................       3,920       (5,369)
      Increase in deferred revenues...................       6,497        4,372
                                                        ----------   ----------
                                                        $ (165,302)  $ (116,789)
                                                        ==========   ==========

  Cash payments for interest and income taxes
    were as follows -
      Interest paid...................................  $   25,787   $   39,445
      Interest capitalized............................        (422)        (691)
      Income taxes paid, net..........................          73          140

  Investing and financing activities exclude the
    following non-cash transactions -
      Acquisition of business with common stock.......  $    4,400   $        -
      Acquisition of property and equipment
        through capital leases/borrowings.............       7,104        3,585
      Repayments of long-term debt using proceeds
        from sale of property and equipment...........           -        6,007




















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

All adjustments have been recorded which are, in the opinion of management, necessary for a fair presentation of the condensed consolidated balance sheet of the Company at September 30, 1998, its consolidated statement of operations for the three and nine months ended September 30, 1998 and 1997, its consolidated statement of cash flows for the nine months ended September 30, 1998 and 1997, and its consolidated statement of stockholders' equity for the nine months ended September 30, 1998. All such adjustments were of a normal recurring nature.

The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles which require the Company's management to make estimates and assumptions that affect the amounts reported therein. Actual results could vary from such estimates. In addition, certain reclassifications have been made to the nine month period of 1998 to conform with the third quarter 1998 presentation.

SEASONAL FACTORS

The Company's operations are subject to seasonal factors and, therefore, the results of operations for the three and nine months ended September 30, 1998 and 1997 are not necessarily indicative of the results of operations for the full year.

ACQUISITIONS

During the second quarter of 1998, the Company acquired 9 fitness centers, 8 located in the San Francisco/Oakland area and one in Chicago. The total purchase price of the 9 centers was $6,923 consisting of 230,769 common shares of the Company stock valued at $4,400, $2,073 in cash and $450 in future consideration.

STOCK OFFERING

In May 1998, the Company issued 2,800,000 shares of its common stock at $31 3/8 per share through underwriters. The offering provided net proceeds of $82,744. The Company is using these proceeds to fund its growth strategy.

                     BALLY TOTAL FITNESS HOLDING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (All dollar amounts in thousands, except share data)
                                   (Unaudited)



INSTALLMENT CONTRACTS RECEIVABLE
                                                   SEPTEMBER 30     DECEMBER 31
                                                           1998            1997
                                                   ------------     -----------

Current:
  Installment contracts receivable...............      $300,527        $239,448
  Unearned finance charges.......................       (37,273)        (27,709)
  Allowance for doubtful receivables and
    cancellations................................       (63,298)        (43,728)
                                                       --------        --------
                                                       $199,956        $168,011
                                                       ========        ========
Long-term:
  Installment contracts receivable...............      $288,172        $226,735
  Unearned finance charges.......................       (19,312)        (14,357)
  Allowance for doubtful receivables and
    cancellations................................       (53,274)        (36,803)
                                                       --------        --------
                                                       $215,586        $175,575
                                                       ========        ========




ALLOWANCE FOR DOUBTFUL RECEIVABLES AND CANCELLATIONS

A summary of the allowance for doubtful receivables and cancellations activity is as follows:


                                   Three months ended      Nine months ended
                                ----------------------- -----------------------
                                    1998        1997       1998        1997
                                ----------- ----------- ----------- -----------

Balance at beginning of period..$   107,536 $    88,630 $    80,531 $    86,095
Contract cancellations and
  write-offs of uncollectible
  amounts, net of recoveries....    (56,546)    (50,522)   (161,263)   (149,171)
Provision for cancellations
  (classified as a direct
   reduction of revenues).......     34,725      27,848     104,749      81,467
Provision for doubtful
  receivables ..................     30,857      25,052      92,555      72,617
                                ----------- ----------- ----------- -----------

Balance at end of period........$   116,572 $    91,008 $   116,572 $    91,008
                                =========== =========== =========== ===========

                     BALLY TOTAL FITNESS HOLDING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (All dollar amounts in thousands, except share data)
                                   (Unaudited)



EARNINGS (LOSS) PER COMMON SHARE

Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during each period, which totaled 23,499,985 shares and 16,959,883 shares for the three months ended September 30, 1998 and 1997, respectively, and 22,180,601 shares and 13,868,305 shares for the nine months ended September 30, 1998 and 1997, respectively. Diluted earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during each period, which totaled 27,142,927 shares and 16,959,883 shares for the three months ended September 30, 1998 and 1997, respectively, and 25,971,315 shares and 13,868,305 shares for the nine months ended September 30, 1998 and 1997, respectively. Common stock equivalents represent the dilutive effect of the assumed exercise of outstanding warrants and stock options. Common stock equivalents increased the weighted average number of shares outstanding for diluted earnings per common share by 3,642,942 and 3,790,714 share for the three and nine months ended September 30, 1998, respectively. The assumed exercise of outstanding warrants and stock options for diluted loss per common share was not applicable in 1997 because their effect was anti-dilutive.

SUBSEQUENT EVENTS

In November 1998, the Company amended its November 1997 three-year revolving credit agreement increasing the credit line to $90,000. The amount available under the credit line is reduced by any outstanding letters of credit, which cannot exceed $30,000. The credit line was unused except for outstanding letters of credit totaling $6.8 million as of September 30, 1998 and $6.6 million as of November 16, 1998.

                     BALLY TOTAL FITNESS HOLDING CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS




COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

Net revenues for the third quarter of 1998 were $189.6 million compared to $165.1 million in 1997, an increase of $24.5 million (15%). This increase was, in part, a result of a $7.5 million (7%) increase in initial membership fees originated, consisting of a $16.0 million (18%) increase in financed memberships originated offset, in part, by an $8.5 million (54%) decrease in paid-in-full memberships originated. These results generally reflect management's strategy of selling more all-club membership plans (which typically have been financed and generate better long-term returns for the Company) and fewer single-club membership plans. The weighted average selling price of membership contracts sold increased 25%. Total membership units sold during the quarter declined slightly compared to the prior year period due primarily to the planned curtailment of sales of the lower priced, lower margin, single-club and discounted upgrade and add-on membership plans in 1998. Unit sales of all other membership types increased period over period by 10%. Dues collected increased $4.3 million (9%) from the 1997 quarter while prepaid dues increased by only $.2 million during the 1998 quarter, primarily as a result of the increasing number of members paying dues monthly by Electronic Fund Transfer (EFT) methods. The Company's experience has shown that EFT methods generally result in improved customer satisfaction, lower attrition and improved margins. Reflecting management's continuing strategy to improve the quality of its facilities, the Company, between July 1997 and September 1998, closed 10 older, typically smaller and less profitable facilities while opening 5 new, larger facilities, using its new prototype design. In addition, during the second quarter of 1998, the Company acquired 9 fitness centers, 8 located in the San Francisco/Oakland area and one in Chicago. The weighted average number of fitness centers selling memberships increased from 316 in the third quarter of 1997 to 323 in the third quarter of 1998, an increase of 2%. New membership revenue and dues collected from comparable fitness centers increased 6% over the prior year quarter. Deferred revenue accounting decreased revenues by $.2 million in the third quarter of 1998 compared to a decrease of $3.4 million in 1997.

Finance charges earned during the third quarter of 1998 increased $3.6 million (36%) compared to the 1997 quarter due to the increase in the size and quality of the receivables portfolio. Receivables written off in the period, as a percent of average receivables, was 10% compared to 11% experienced during the prior year quarter. Additionally, the percentage of accounts current with all contractual payments improved to 86% from 83% as of December 31, 1997. The average interest rate for finance charges to members was substantially unchanged between the periods.

Fees and other revenues increased $5.8 million (134%) over the 1997 quarter principally due to the increase in revenues from the Company's new initiatives consisting primarily of personal training fees, sales of Bfit Nutritionals(TM) and sales from Bfit Essentials(sm) retail stores. New initiative revenues totaled $8.0 million in the 1998 quarter compared to $2.6 million of similar revenues in the 1997 quarter, an increase of $5.4 million.

Operating income for the third quarter of 1998 was $13.8 million compared to $.9 million in 1997. The increase of $12.9 million was due to the aforementioned $24.5 million increase in revenues and a $.6 million decline in depreciation and amortization expense, partially offset by a $12.2 million (8%) increase in operating costs and expenses. The 1997 quarter included a one-time charge of $3.1 million.

The provision for doubtful receivables included in operating costs and expenses above, for the third quarter of 1998 was $30.9 million compared to $25.1 million in 1997, an increase of $5.8 million due to the increase in initial membership fees on financed memberships originated. The total provision rate, inclusive of provisions for cancellations which are reflected as a direct reduction of initial membership fees on financed memberships originated, was 41% of gross financed originations during each of the periods.

                    BALLY TOTAL FITNESS HOLDING CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS




Operating costs and expenses, excluding the separately discussed items consisting of the provision for doubtful accounts, depreciation and amortization, and the aforementioned one-time charge in the 1997 quarter, and net of direct selling costs deferred through the change in deferred membership origination costs, increased $9.5 million (8%). This increase was due principally to costs associated with the new initiatives' revenue growth and the incremental costs of operating additional clubs.

The Company's interest income for the third quarter of 1998 increased to $.9 million from $.6 million in 1997 due to an increase in temporarily invested available cash balances.

Interest expense was $10.2 million for the third quarter of 1998 compared to $11.7 million in 1997, a decrease of $1.5 million (13%) due to lower average interest rates.

The income tax provision for the third quarter of 1998 reflects state income taxes as the federal taxes provided were offset by the reversal of valuation reserves. The 1997 income tax provision reflects state income taxes only, as no federal benefit was provided because the ultimate realization of additional deferred tax assets could not be assured.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

Net revenues for the first nine months of 1998 were $555.0 million compared to $495.4 million in the 1997 period, an increase of $59.6 million (12%). This increase is in part a result of an increase in initial membership fees originated of $31.9 million (10%), consisting of a $55.1 million (21%) increase in financed memberships originated offset, in part, by a $23.2 million (49%) decrease in paid-in-full memberships originated. The weighted average selling price of membership contracts sold increased 22%. Total membership units sold during the first nine months of 1998 declined slightly compared to the prior year period due primarily to the planned curtailment of sales of the lower priced, lower margin, single club and discounted upgrade and add-on membership plans in 1998. Unit sales of all other membership types increased period over period by 12%. Dues collected increased $5.6 million (4%) from the 1997 period while prepaid dues decreased by $.7 million during the 1998 period. Reflecting management's continuing strategy to improve the quality of its facilities, the Company, between January 1997 and September 1998, closed 13 older, typically smaller and less profitable facilities and sold one fitness center to a franchisee while opening 11 new, larger facilities, using its new prototype design. In addition, during the first nine months of 1998, the Company acquired 9 fitness centers. The weighted average number of fitness centers selling memberships during the first nine months increased to 319 from 318 during the comparable 1997 period. New membership revenue and dues collected from comparable fitness centers increased 9% over the prior year period. Deferred revenue accounting decreased revenues by $6.5 million during the 1998 period compared to a decrease of $4.4 million in 1997.

Finance charges earned increased $7.4 million (25%) in the nine months of 1998 due to the increase in the size and quality of the receivables portfolio, as previously discussed. The average interest rate for finance charges to members was substantially unchanged between the periods.

Fees and other revenues increased $16.8 million (146%) over the 1997 period principally due to the increase in revenues from the Company's new initiatives consisting primarily of personal training fees, sales of Bfit Nutritionals(TM) and sales from Bfit Essentials(sm) retail stores. New initiative revenues totaled $22.5 million in the 1998 period compared to $6.2 million of similar revenues in the 1997 period, an increase of $16.3 million.

Operating income for the first nine months of 1998 was $37.4 million compared to $10.3 million in the 1997 period. The increase of $27.1 million was due to the aforementioned $59.6 million increase in revenues and a $4.2 million decline in depreciation and amortization, offset, in part, by a $36.7 million (8%) increase in

                     BALLY TOTAL FITNESS HOLDING CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS




operating costs and expenses. The 1997 period included a one-time charge of $3.9 million.

Depreciation expense is expected to decline, exclusive of the effects from additions or acquisitions, by up to $5.0 million annually during the next three years. For the first nine months of 1998 depreciation expense, as expected, declined $4.2 million, of which $2.1 million was related to the amortization portion of the aforementioned $3.9 million one-time charge.

The provision for doubtful receivables, included in operating costs and expenses, for the first nine months of 1998 was $92.6 million compared to $72.6 million in 1997, an increase of $20.0 million due to the increase in initial membership fees on financed memberships originated. The total provision rate, inclusive of provisions for cancellations which are reflected as a direct reduction of initial membership fees on financed memberships originated, was 41% of gross financed originations during each of the periods.

Operating costs and expenses, excluding the separately discussed items consisting of the provision for doubtful accounts, depreciation and amortization, and the aforementioned one-time charge in the 1997 period, and net of direct selling costs deferred through the change in deferred membership origination costs, increased $20.7 million (6%). This increase was due principally to costs associated with the new initiatives revenue growth and, to a lesser extent, the incremental costs of operating additional clubs.

The Company's interest income for the first nine months of 1998 increased to $2.2 million from $.8 million in 1997 due to an increase in temporarily invested available cash balances.

Interest expense was $30.7 million for the first nine months of 1998 compared to $34.1 million in 1997, a decrease of $3.4 million (10%) due to lower average interest rates.

The income tax provision for the first nine months of 1998 reflects state income taxes as the federal taxes provided were offset by the reversal of valuation reserves. The 1997 income tax provision reflects state income taxes only, as no federal benefit was provided because the ultimate realization of additional deferred tax assets could not be assured.

LIQUIDITY AND CAPITAL RESOURCES

The Company is in the process of upgrading and increasing the number of its facilities to improve revenue potential from its membership and more effectively capitalize on its facilities, streamlined marketing, member support and administrative functions. Management plans to make capital expenditures of approximately $10 million to $15 million annually to maintain and upgrade the Company's existing facilities. In addition, the Company has completed nearly 80% of its planned investment of approximately $20 million to extensively add and upgrade exercise equipment, refresh interior and exterior finishes to improve club ambience, and refurbish and make major upgrades to approximately 25% of its clubs. In recent years, the Company has spent $6 million to $15 million annually, as funds were available, to open new or replacement facilities. Beginning in 1998, the Company has increased its annual spending target to approximately $20 million to $30 million to build and open 15 to 20 new facilities based on its new prototype, which is designed to cost less to construct and maintain than the Company's older facilities. The new facilities are expected to range in size generally from 15,000 to 35,000 square feet and have the capacity to accommodate significantly more members than older clubs of the same size because they will generally focus on the most widely used amenities.

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

On August 6, 1998, the Company announced that it has been authorized to repurchase up to 1,500,000 shares of the Company's common stock on the open market from time to time. To date the Company has repurchased 554,800 shares at an average price of $17.11 per share.

In November 1998, the Company amended its November 1997 three-year revolving credit agreement increasing the credit line to $90,000. The credit line was unused except for outstanding letters of credit totaling $6.8 million as of September 30, 1998 and $6.6 million as of November 16, 1998.

The Company has no scheduled principal payments under its subordinated debt until October 2007 and the principal amount of the certificates under its securitization facility remains fixed at $160 million through July 1999. Accordingly, the Company's debt service requirements, including interest, through September 30, 1999 are approximately $43.3 million. Management believes that the Company will be able to satisfy its debt service and capital expenditure requirements through September 30, 1999 along with funding any of the Company's stock repurchases, out of available cash balances and cash flow from operations.

In the first nine months of 1998, cash used in operating activities was $26.2 million compared to $25.0 million in the 1997 period. Net installment contracts receivable grew $72.0 million during the 1998 period compared to $26.6 million in the 1997 period. Interest paid during the 1998 period declined $13.7 million reflecting a combination of lower average rates and timing of semi-annual payments. Excluding the growth in net receivables and changes in interest payments, operating activities provided cash of $32.1 million compared to $1.6 million for the first nine months of 1998 and 1997, respectively. The period over period improvement of $30.5 million principally reflects the $31.6 million increase in profitability for the first nine months of 1998 compared to the 1997 period.

During the third quarter of 1998, normal collections from installment contracts receivable, down payments, and monthly dues improved $16.1 million compared to the 1997 quarter, entirely offsetting the planned curtailment of discounted paid-in-full memberships and discounted collection accelerations of installment contracts receivable and monthly dues. During the first nine months of 1998, normal collections improved $28.5 million compared to the 1997 period, largely offsetting the $41.2 million foregone in the planned curtailment of discounted paid-in-full memberships and discounted collection accelerations of installment contracts receivable and monthly dues. This improvement in cash flows is well-ahead of plan and should result in positive cash from operations early next year. Prior to completing public offerings of 8,000,000 shares of common stock in August 1997 and 2,800,000 shares in May 1998, which provided net proceeds totaling $171.1 million, the Company was dependent on availability under its credit facility and its operations to provide for cash needs. The Company managed liquidity requirements in recent years by emphasizing the sale of single-club paid-in-full membership plans and accelerating collections through promotional discounting of financed memberships and dues to increase available cash. Management believes use of these techniques has had a negative impact on operating results and long-term operating cash flows, and that the availability of working capital has substantially reduced the need for these techniques to be continued.

Capital expenditures during the first nine months of 1998 were $54.8 million (including capital leases of $7.1 million) an increase of $32.5 million over the 1997 period. This increase is a result of the implementation of the Company's refurbishment and growth strategy discussed above. Also in January 1998, the Company redeemed the remaining $22.6 million aggregate principal amount of the 13% Senior Subordinated Notes

                     BALLY TOTAL FITNESS HOLDING CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS




due 2003 at a price of 106.5% of the principal amount, together with accrued and unpaid interest.

YEAR 2000

The Company has completed an assessment of whether its systems and those of third parties, which could have a material impact on the Company will function properly with respect to dates in 2000 and thereafter. The Company has determined that two of its existing software applications require modification, with such modifications expected to be completed in 1998 at an aggregate cost to the Company of less than $.1 million. The Company believes that the only third parties that could have a material impact on the Company are the major financial institutions that process the Company's collections of installment receivables and dues by electronic funds transfers. Management believes that these financial institutions are currently working on modifications to their internal systems to insure that those systems will function properly with respect to dates in 2000 and thereafter and expect that these modifications will be completed in 1998. The Company does not anticipate that the noncompliance, if any, with Year 2000 of any of its non-information technology systems (i.e. embedded technology such as microcontrollers) will result in material adverse effect to the Company. Management is currently undertaking an analysis of worst case scenarios and developing contingency plans to deal with such scenarios.

FORWARD-LOOKING STATEMENTS

Forward-looking statements in this Form 10-Q including, without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward- looking statements. These factors include, among others, the following: general economic and business conditions; competition; success of operating initiatives, advertising and promotional efforts; existence of adverse publicity or litigation; acceptance of new product offerings; changes in business strategy or plans; quality of management; availability, terms, and development of capital; business abilities and judgment of personnel; changes in, or the failure to comply with, government regulations; regional weather conditions; failure of entities providing goods and services to the Company to be Year 2000 compliant; and other factors described in this Form 10-Q or in other filings of the Company with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                     BALLY TOTAL FITNESS HOLDING CORPORATION

                           PART II. OTHER INFORMATION





Item 6.   Exhibits and reports on Form 8-K

   (a)    Exhibits:

          10.1 Employment Agreement effective as of January 1, 1998 between the Company and John W. Dwyer.

          10.2 Employment Agreement effective as of January 1, 1998 between the Company and Lee S. Hillman.

          10.3 Employment Agreement effective as of January 1, 1998 between the Company and Harold Morgan.

          10.4 Employment Agreement effective as of January 1, 1998 between the Company and John Wildman.

          27 Financial Data Schedule for September 30, 1998 (filed electronically only).

   (b)    Reports on Form 8-K:

                                                           Financial
          Date                    Items                    Statements
          ----                    -----                    ----------

          August 13, 1998         #5 and #7                None

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



Dated: November 16, 1998