Form 10-K405
period 1998-12-31
BALLY TOTAL FITNESS HOLDING CORP
filed 1999-03-18
CIK 770944

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998
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
                                        -----      -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.    X
            -----

The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant as of March 1, 1999 was approximately $520.0 million, based on the closing price of the registrant's common stock as reported by the New York Stock Exchange at that date. For purposes of this computation, affiliates of the registrant include the registrant's executive officers and directors. As of March 1, 1999, 23,202,182 shares of the registrant's common stock were outstanding.

PART I

      Except as otherwise stated, the information contained in this Form 10-K is as of December 31, 1998, the end of the registrant's last fiscal year. The information contained in this Form 10-K contains forward-looking statements which involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the registrant to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. See "Forward-Looking Statements" in Item 7 of this Form 10-K.

ITEMS 1 AND 2    BUSINESS AND PROPERTIES

GENERAL

      Bally Total Fitness Holding Corporation is a Delaware corporation. Bally is the only nationwide commercial operator of fitness centers in the United States. It is also the largest commercial operator in terms of revenues, number of members, and number and square footage of facilities. As of March 1, 1999, we operated approximately 330 fitness centers and had approximately four million members. Our fitness centers are concentrated in major metropolitan areas in 27 states and Canada, with approximately 260 fitness centers located in 23 of the top 25 population centers in the United States representing over 50% of the United States population. Our members made more than 100 million visits to our fitness centers in each of the past three years.

      Bally offers value to its members by providing access to state-of-the-art fitness facilities with affordable membership programs. Our fitness centers feature an outstanding selection of cardiovascular, conditioning and strength equipment and offer extensive aerobic and other group fitness training programs. In addition, many of our current fitness centers include pools, racquet courts or other athletic facilities. Our new fitness center prototype achieves efficiency by focusing on those fitness services our members use most frequently. We have clustered our fitness centers in major metropolitan areas in order to achieve marketing and operating efficiencies. Over 80% of our fitness centers are located in markets in which we have five or more facilities, with our largest concentrations in New York, Los Angeles, Chicago, Baltimore/Washington D.C., Dallas, Houston, Detroit, Miami and Philadelphia.

      The majority of our fitness centers use the service mark "Bally Total Fitness[R]", including eight that are known as "Bally Sports Clubs[SM]". The nationwide use of the service mark enhances brand identity and adds advertising efficiencies. The prior practice of using more than 25 different regional service marks and trade names was eliminated in 1996. As a result of acquisitions in 1998, we also operate six fitness centers as "Pinnacle Fitness[R]" and two as "Gorilla Sports[SM]" and plan to expand the use of these brands.

      Our primary target market for new members is the 18 to 34-year old, middle income segments of the population, with secondary target markets including older and higher income segments. We market ourselves to these consumer segments through the use of a variety of membership options and payment plans. Our membership options range from single-club memberships to our most popular premium memberships, which provide additional amenities and access to all of our fitness centers nationwide. Similarly, we offer a broad range of payment alternatives. Typically, our members pay an initial membership fee which can either be financed or paid-in-full at the time of joining. Members who choose to finance their initial membership fee generally do so for up to 36 months, subject to state and local regulation and minimum down payment requirements. In addition to the initial membership fee, members are generally required to pay monthly membership dues in order to use our fitness facilities. We believe the various memberships and payment plans offered, in addition to our strong brand identity and the convenience of multiple locations, constitute distinct competitive advantages.

OPERATING STRATEGIES

       In October 1996, a new management team began to implement a business strategy designed to improve our operating results. These efforts have contributed to recent improvements in operating results; growing net income to $13.3 million in 1998 from losses before extraordinary items of $23.5 million and $24.9 million in 1997 and 1996, respectively.

      In 1997, this management team identified three primary strategic objectives to improve the overall business value. The three objectives identified were:

   o       Improve the operating margins of our fitness center membership operations, our core business.
   o       Increase the number of fitness centers we operate based on our recently designed, more profitable fitness center prototype.
   o       Introduce new products and services to our members.

We developed and implemented a number of key strategic initiatives to meet these objectives.

Improve Core Business Operating Margins

      The primary approach to improving operating margins has been to grow and improve the quality of revenues while leveraging the largely fixed cost structure of our business. We focused on the following strategic initiatives:

Emphasize the Sale of Higher Margin All-Club Membership Plans. In the third quarter of 1997 we completed a common stock offering. The proceeds provided working capital allowing us to increase our emphasis on the sale of higher margin all-club membership plans with greater long-term cash flows but lower amounts of immediate cash. The previous strategy focused on near-term cash needs, resulting in an emphasis on lower margin single-club membership plans. Our all-club membership is historically our most popular membership plan and its initial membership fees are typically financed, subject to down payment requirements. This emphasis contributed to a 43% increase in the weighted average price of memberships sold over the past two years.

Increase Dues Revenue. We believe our monthly dues are substantially less than those charged by most of our competitors and believe we can continue to raise monthly dues at a rate consistent with past periods without a material loss in membership. In addition, we significantly reduced promotions offering discounted or waived monthly dues. These initiatives contributed to a 6% annual increase in monthly dues collected in 1997 and 1998.

Upgrade and Expand Existing Fitness Centers. In late 1997, we began to upgrade and expand many of our existing facilities and much of our exercise equipment beyond normal maintenance requirements. We believe these upgrades will increase our membership base and more effectively capitalize on our streamlined marketing and administrative functions. During 1998, we invested extensively to refurbish and make major upgrades to approximately 25% of our fitness centers including adding and upgrading exercise equipment and refreshing interior and exterior finishes to improve club ambiance. Additional investments during 1998 extensively added and upgraded exercise equipment in most of our other fitness centers.

Improve Collections of Financed Initial Membership Fees. We continue to focus on increasing down payments on financed membership plans and securing installment payments electronically through direct withdrawal from a member's bank account or charge to a member's credit card. Our experience has shown that electronic payments result in higher quality receivables. These efforts yielded a 12% increase in the average down payment to $91 in 1998 from $81 in 1997, which had increased 11% over the 1996 average down payment of $73. Memberships sold where the member selected an electronic payment method have increased each of the last three years and is now exceeding 75%. In addition, we continue to develop improved collection practices based on information provided by "credit scoring" and behavioral modeling, among others, which, we believe, will also improve the yield from the receivable portfolio.

Continue to Leverage Fixed Cost Base. A significant percentage of our core business operating costs are fixed in nature. Over the past several years, we have significantly reduced these operating costs through aggressive cost management.

New Facilities Expansion

      To build upon our improved core operations and accelerate the growth of our business we have invested in facilities expansion in two ways:

Replicate the New Fitness Center Prototype. In 1998 we initiated a plan to increase new facility openings based on our new prototype. The prototype is designed to cost less to build and maintain than our older facilities and, on average, provides almost 40% more useable space for our members in the same average square footage. The new facilities are generally developed pursuant to long-term lease arrangements and currently require, on average, approximately $1.5 million per fitness center to fund leasehold improvements and exercise equipment. During 1998, we invested approximately $25.0 million to develop new facilities. Seven of these facilities opened during 1998 and a number were under construction at the end of the year.

Selectively Acquire Fitness Center Operations. From time-to-time we identify opportunities to acquire existing fitness center operations, at attractive prices, that fit our strategic goals. During 1998, we acquired nine existing fitness centers in the San Francisco area where we had no previous fitness centers, and one additional fitness center in Chicago.

Add Products and Services

      Since mid-1997 we have been successfully increasing and diversifying our revenues by offering our members a number of new ancillary products and services. These strategic initiatives focused primarily on products and services delivered to members within our facilities and include:

Personal Training. We have added fee based personal training services for members in most of our fitness centers. Since January 1997, we have added approximately 1,600 personal trainers to our staff and grown revenues from this service to more than $17.0 million in 1998. Our research indicates the availability of personal training services enhances the perceived value of membership and we believe demand for these services is growing.

Private-Label Nutritional Products. We began offering a private-label line of Bally-branded nutritional products to our members in mid-1997. These products currently include, among others:

   o     Meal replacement drinks;
   o     Multi-vitamins;
   o     Low calorie snack wafers;
   o     Creatine; and
   o     Energy bars.

Sales of these products grew to $9.3 million in 1998 and we continue to test market other nutritional products, with plans to expand the product line to over twenty products by mid-1999. As a policy, we require our suppliers of these nutritional products to maintain significant amounts of product liability insurance to minimize any liability that may arise related to these nutritional products.

Retail Stores. Since early 1997, we have opened approximately 100 BFIT Essentials[SM] retail stores in our fitness centers. These stores contributed $4.2 million of revenue in 1998, selling primarily nutritional products, workout apparel and related soft goods and accessories labeled both Bally Total Fitness and other brand names. We plan to continue to increase the number of BFIT Essentials retail stores in our fitness centers during 1999.

Rehabilitative and Physical Therapy Services. In late 1998, we entered into a joint venture arrangement with Kessler Rehabilitation Corporation, a leading provider of rehabilitation services, to open rehabilitation centers in up to 100 fitness centers during the next three years. These centers will primarily be located in our fitness centers in the northeastern United States. As of March 1, 1999, we have opened eight rehabilitation centers including five centers with Kessler. We have also contracted with providers of chiropractic services and as of March 1, 1999, eleven of our fitness centers offer these services, including nine in California. In addition, we continue to investigate similar arrangements in other operating regions.

MEMBERSHIP PLANS

      Currently, we offer prospective members a number of membership plans that differ primarily by the inclusion of priority access to in-club services and access to other fitness centers we operate, either locally or nationally. From time to time, we also offer special membership plans, which limit a member's access to a fitness center to certain days and non-peak hours. The one-time initial membership fees for access to our fitness center facilities, excluding limited special offers and corporate programs, range from approximately $600 to approximately $1,400 and can be financed for up to 36 months, subject to down payment requirements and state and local regulations. Lower-priced initial membership fee programs generally include higher monthly dues.
Generally, the initial membership fee is based on:

      o  The membership plan selected;

      o The diversity of facilities and services available at the fitness center of enrollment;

      o  Market conditions; and

      o  Seasonal promotional strategies.

      In addition to one-time initial membership fees, members generally pay monthly dues in order to maintain membership privileges. Monthly dues are generally fixed, as to rate, while the member is paying their financed initial membership fee and may increase thereafter, subject to stated terms and limits. At December 31, 1998, approximately 90% of our members were being charged monthly dues ranging from $3.00 to $20.00 per month, with the overall average collected of approximately $7.00 per month. The average annual growth rate of our monthly dues revenues was over 6% from 1992 through 1998. We expect the annual increases in monthly dues revenues will continue due to the contractual terms of current membership plans. Additionally, we believe we can continue to increase monthly dues for our members who are beyond their initial financing period without material loss in membership. Our recent experience has shown that members faced with a membership renewal decision for the first time renewed at a rate of approximately 62%. Members faced with a membership renewal decision for subsequent periods renewed at a rate of approximately 85%.

      Members electing to finance their one-time initial membership fees can choose from several payment methods and down payment options. We continue to focus on increasing down payments from members who finance their initial membership fees and on securing installment payments electronically by direct withdrawal from a member's bank account or charge to a member's credit card. We believe both these strategies result in better quality receivables. See " -- Account Servicing".

FINANCING OF INITIAL MEMBERSHIP FEES

      Generally, we offer financing terms of 36 months. Shorter terms are offered on a promotional basis or as required by applicable state or local regulation. Initial membership fees are financed at a fixed annual percentage rate, which generally is between 16% and 18%, except where limited by applicable state laws. Financed portions of initial membership fees may be prepaid without penalty at any time during the financing term. Based on experience in 1998, we expect in excess of 90% of all new memberships originated during 1999 will be financed to some extent.

      We currently use three payment methods for financed initial membership fees and monthly dues: electronic payments, monthly statements and coupon books. Members may change their payments to an electronic or monthly statement method at any time. These methods are described as follows:

      o Electronic Payments. This is the most popular method for payment of financed initial membership fees and monthly dues. Under this method, on approximately the same date each month, a fixed payment is either (a) automatically transferred from a member's bank account, or (b) automatically charged to a member's designated credit card. Memberships sold where the member selected an electronic payment method has increased each of the last three years and is now exceeding 75%.

      o Monthly Statements. We implemented a monthly statement program in October 1998. New members electing not to pay by an electronic payment method are sent monthly statements setting forth the amount due and owing for their initial membership fees and monthly dues. Members then mail checks to our regional member processing and collection center along with the remittance portion of the monthly statement.

      o Coupon Books. This mechanism requires a member to mail a check monthly to our regional member processing and collection center accompanied by a payment coupon. In October 1998, we replaced this payment option with monthly statements for newly financed initial membership fees or for converting existing accounts.

      Minimum down payments are specified for financed initial membership fees to adequately defray both the initial account set-up cost as well as collection costs should the account become immediately delinquent. On average, we received a down payment of $91 on financed memberships sold during 1998. As a result, we cover the incremental cost of new membership processing and collection through the down payment and do not perform individual credit checks on members. We manage our credit risk by measuring, from past performance, the expected realizable value of financed initial membership fees for members paying by electronic methods, monthly statements or coupon books based on various criteria. For example, our historical analysis indicates the collection experience for electronic payments is approximately 50% better than coupon book accounts. As of December 31, 1998, approximately 63% of financed initial membership fees were being paid by electronic payment methods compared to 29% at December 31, 1992, when we first started emphasizing electronic payment methods for membership payments.

FITNESS CENTERS

      Most of our fitness centers are located near regional, urban and suburban shopping areas and in downtown areas of major cities. Fitness centers vary in size, available facilities and types of services provided. All of our fitness centers contain a wide variety of state-of-the-art progressive resistance, cardiovascular and conditioning exercise equipment as well as free weights. A member's use of a fitness center may include group exercise programs or personal training instruction stressing cardiovascular conditioning, strength development or improved appearance. We require completion of a comprehensive educational training program by our sales and service personnel. Members are offered orientations on the recommended use of exercise equipment by our personnel.

      Generally, our fitness centers constructed prior to 1980 are smaller in size and have fewer amenities than the fitness centers constructed since. The fitness centers we developed in the 1980's average 35,000 square feet and generally include a colorful workout area, sauna and steam facilities, a lap pool, free-weight rooms, aerobic exercise rooms, an indoor jogging track and, in some cases, racquetball or squash courts. Our current prototype fitness center generally focuses on those fitness services our members most frequently use rather than services that receive a lower degree of member use, such as pools, racquet courts or other athletic facilities. Our prototype fitness center, which tends to range from 15,000 to 35,000 square feet, has recently averaged approximately $950,000 to construct, exclusive of purchased real estate and exercise equipment and net of landlord contributions. The new prototype is designed to cost less to construct and maintain than our older facilities and has the capacity to accommodate significantly more members than older fitness centers of the same size because they focus on the most widely used amenities. We generally invest approximately $550,000 for exercise equipment in a prototype fitness center, all or a portion of which may be leased or financed.

      We continuously upgrade and expand our facilities in order to increase our membership base and more effectively capitalize on our marketing and administrative functions. Approximately $10 million to $15 million is invested annually to maintain and make minor upgrades to our existing facilities. These improvements include:

      o  Exercise equipment upgrades;

      o Heating, ventilation and air conditioning and other operating equipment upgrades and replacements; and

      o  Locker room and workout area refurbishment.

      In addition, during 1998 we invested approximately $17 million to refurbish and make major upgrades to approximately 25% of our fitness centers including adding and upgrading exercise equipment and refreshing interior and exterior finishes to improve club ambiance. An additional $25.0 million was invested to extensively add and upgrade exercise equipment in most of our other fitness centers.

      In recent years we have invested $6.0 million to $15.0 million annually, as funds were available, to open new or replacement facilities. During 1998 we invested approximately $25 million in new facilities generally based on our new prototype. Seven of these facilities opened in 1998. In 1999, we expect to increase our annual investment to approximately $20 million to $35 million to open 15 to 20 new fitness centers annually based on our new prototype.

      In 1997, we entered into an agreement pursuant to which three fitness centers in Syracuse, New York, including one facility we previously owned, are operated by a third party under the service mark "Bally Total Fitness". We plan to seek additional franchise relationships for facilities located in smaller markets; but expect new relationships will begin no sooner than the year 2000.

SALES AND MARKETING

      We devote substantial resources to the marketing and promotion of our fitness centers and their services because we believe strong marketing support is critical to attracting new members both at existing and new fitness centers. The majority of our fitness centers use the service mark "Bally Total Fitness", including eight fitness centers that are known as "Bally Sports Clubs". The nationwide use of the service mark enhances brand identity and adds advertising efficiencies. The prior practice of using more than 25 different regional service marks and trade names was eliminated in 1996. As a result of acquisitions in 1998, we also operate six fitness centers as "Pinnacle Fitness" and two as "Gorilla Sports" and plan to expand the use of these brands.

      We cluster numerous fitness centers in major media markets in order to increase the efficiency of our marketing and advertising programs. We operate approximately 260 fitness centers in 23 of the top 25 population centers in the United States representing over 50% of the United States population.

      We spent approximately $45.2 million in 1998, $45.0 million in 1997 and $47.4 million in 1996 for advertising and promotion and expect to spend similar amounts during 1999, with some additional spending anticipated to support new media markets. Historically, we have primarily advertised on television, and, to a lesser extent, through newspapers, telephone directories, direct mail, radio, outdoor signage and other promotional activities. Currently, we are placing greater emphasis on direct mail and other promotions based on extensive research activities we are undertaking.

      Our sales and marketing programs emphasize the benefits of health, physical fitness and exercise by appealing to the public's desire to look and feel better. Advertisements are augmented with individual sales presentations made by sales personnel in our fitness centers. We believe the various membership and payment plans, in addition to our strong brand identity and the convenience of multiple locations, constitute distinct competitive advantages.

      Our marketing efforts also include corporate membership sales and insurance-eligible programs which are designed to reduce workers' compensation costs and improve productivity. In addition to advertising, personal sales presentations and targeted marketing efforts, we have increasingly used in-club marketing programs. Open-houses and other activities for members and their guests foster member loyalty and introduce fitness centers to prospective members. Referral incentive programs involve current members in the process of new member enrollments and enhance member loyalty.

      Direct mail reminders encourage renewal of existing memberships. We have approximately 100 employees within our regional member processing and collection centers dedicated primarily to inbound renewal programs and outbound telemarketing service programs to existing members. Telemarketing is used, but not extensively, to attract prospective new members. We also attract membership interest from Internet visitors to our home page at www.ballyfitness.com.

      We continually evaluate strategic marketing alliances to heighten public awareness of our fitness centers. For example, in 1998 we entered into an agreement with the owner and syndicator of the "Baywatch" television series pursuant to which portions of an episode of the show were themed around our fitness centers, and cast members make appearances at our fitness center events. Recently, we introduced through major retail outlets a licensed Bally Total Fitness line of portable exercise equipment and a home-kit of our popular exercise program "Power-Flex[TM] by Bally Total Fitness". Strategic partnerships with Visa, Mastercard, Time Warner, Coca Cola, Interpublic Group and Sports Display, Inc. have been developed to grow and build brand position and develop incremental sources of revenue.

ACCOUNT SERVICING

      Membership contracts are administered and collected under uniform procedures implemented by our two regional member processing and collection centers. The regional centers enable us to conduct centralized data processing of all our membership accounts. These centers employ approximately 820 people in the account processing and collection areas, including approximately 240 employees dedicated to customer service, approximately 70 employees dedicated to management information systems, approximately 270 employees dedicated to account processing and administration, which includes the 100 telemarketers discussed in "--Sales and Marketing", and approximately 240 employees dedicated to account collections. The centers collectively receive, deposit and post more than $560 million of membership transactions annually, including the processing of down payments and cash sales, and collections of financed initial membership fees and monthly dues. In addition, the centers process, on average, 2,500 new membership accounts per day. Employees at the centers also respond to and resolve member inquiries and maintain membership data.

      All collections for past-due accounts are initially handled internally by the regional centers. We systematically pursue past-due accounts by utilizing a series of computer-generated correspondence and telephone contacts. Computer-generated correspondence is sent to a delinquent member at 7 and 20 days after an account becomes past-due. Collectors with varying levels of experience are responsible for handling delinquent accounts, depending on the period of delinquency. At 30 and 60 days past-due, the accounts are assigned to power dialer assisted collectors initially as a reminder and later as a demand for payment. At 60 days past-due, members are generally denied entry to the fitness centers. Accounts that have not been collected for a 90-day period are transferred to a group of the most experienced collectors. However, if the first scheduled payment has not been received, the account is generally written-off and any down payment received is not refunded. All remaining delinquent accounts are written-off after 180 days without payment. Accounts that are written-off are reported to credit reporting bureaus and selected accounts are then sold to a third-party collection group.

      We continue to investigate opportunities to enhance our collection efforts based on information provided by credit scoring and behavioral modeling, among others, which we believe will improve the yield from the receivables portfolio. We prioritize our collection approach based on credit scores at various levels of delinquency. By tailoring our collection approach to reflect a delinquent member's likelihood of payment, we believe that we can collect more of our receivables at a lower cost. We use a national bureau, which charges a nominal fee per account to credit score. We also believe that other collection techniques such as monthly statements, which have been used since October 1998 for all new members who financed their initial membership fee and did not elect an electronic payment method, will result in better collection of our receivable portfolio.

COMPETITION

      Bally is the only nationwide commercial operator of fitness centers in the United States. It is also the largest commercial operator in terms of revenues, number of members, and number and square footage of facilities.

      We are the largest operator, or among the largest operators, of fitness centers in every major market in which we operate fitness centers. Within each market, we compete with other commercial fitness centers, physical fitness and recreational facilities established by local governments, hospitals, and businesses for their employees, the YMCA and similar organizations, and, to a certain extent, with racquet, tennis and other athletic clubs, country clubs, weight reducing salons and the home-use fitness equipment industry. We also compete, to some extent, with entertainment and retail businesses for the discretionary income of our target markets. However, we believe our brand identity, operating experience, ability to allocate advertising and administration costs over all of our fitness centers, nationwide operations, purchasing power and account processing and collection infrastructure provide us with distinct competitive advantages. We may not be able to continue to compete effectively in each of our markets in the future.

      We believe competition has increased to some extent in certain markets, reflecting the public's enthusiasm for fitness and the decrease in the cost of entry into the market due to financing available from landlords and equipment manufacturers. We believe our brand identity is strong, membership plans are affordable and we have the flexibility to be responsive to economic conditions.

      As we pursue new business initiatives, particularly the sale of nutritional products and apparel, we are competing against large, established companies with more experience selling those products on a retail basis. In some instances, our competitors for these products have substantially greater financial resources than us. We may not be able to compete effectively against these established companies.

PROPERTIES

      We operate approximately 330 fitness centers in 27 states and Canada. At December 31, 1998, we owned 33 fitness centers and leased either the land, building or both for the remainder of our fitness centers. Aggregate rent expense, including office and administrative space, was $91.4 million, $86.8 million and $85.8 million for 1998, 1997 and 1996, respectively. Most of our leases require us to pay real estate taxes, insurance, maintenance and, in the case of shopping center and office building locations, common-area maintenance fees. A limited number of leases also provide for percentage rental based on receipts. Various leases also provide for rent adjustments based on changes in the Consumer Price Index, most with limits provided to protect us from large increases in annual rental payments. One fitness center accounted for between 1% to 2% of our net revenues during 1998. We believe our properties are adequate for our current membership.

      The leases for fitness centers we have entered into in the last five years generally provide for an original term of no less than 15 years and, in some cases, for 20 years. Most leases give us at least one five-year option to renew and often two or more such options.

      Our executive offices are located in Chicago, Illinois. The lease expires in January 2003. We also lease space in Huntington Beach, California and Towson, Maryland for our regional member processing and collection centers.


TRADEMARKS AND TRADE NAMES

      The majority of our fitness centers, use the service mark "Bally Total Fitness" including eight fitness centers that are known as "Bally Sports Clubs". The nationwide use of the service mark enhances brand identity and adds advertising efficiencies. The prior practice of using more than 25 different regional service marks or trade names was eliminated in 1996. As a result of acquisitions in 1998, we also operate six fitness centers as "Pinnacle Fitness" and two as "Gorilla Sports" and plan to expand the use of these brands.

      In January 1996, we entered into a 10-year trademark license agreement with our former parent corporation which allows us to use certain marks, including the "Bally Total Fitness" service mark, in connection with our fitness center business. The name "Bally Total Fitness" is a service mark of Park Place Entertainment Corporation. We paid no royalty or license fee for 1996 and now pay a fee of $1.0 million per year. Following the initial ten-year term, we have the option to renew the license for an additional five-year period at a rate equal to the greater of the fair market value or $1.0 million per year.

SEASONAL MEMBERSHIP FEE ORIGINATIONS

      Historically, we experienced greater membership fee originations in the first quarter and lower membership fee originations in the fourth quarter. Our new products and services may have the effect of further increasing the seasonality of our business.

EMPLOYEES

      We have approximately 14,800 employees, including approximately 7,700 part-time employees. The distribution of our employees is summarized as follows:

      o Approximately 13,750 employees are involved in fitness center operations, including sales personnel, instructors, personal trainers, supervisory and facility personnel;

      o Approximately 820 employees are involved in the operation of our regional member processing and collection centers, including management information systems; and

      o Approximately 230 employees are accounting, marketing, human resources, real estate, new product development and operations, legal and administrative support personnel.

      We are not a party to a collective bargaining agreement with any of our employees. Although we experience high turnover of non-management personnel, historically we have not experienced difficulty in obtaining adequate replacement personnel. Periodically, our sales personnel become somewhat more difficult to replace due, in part, to increased competition for skilled retail sales personnel.

GOVERNMENT REGULATION

      Our operations and business practices are subject to regulation at federal, state and local levels. The general rules and regulations of the Federal Trade Commission, and of state and local consumer protection agencies, apply to our advertising, sales and other trade practices.

      State statutes and regulations affecting the fitness industry have been enacted or proposed in all of the states in which we conduct business. Typically, these statutes and regulations prescribe certain forms and regulate the terms and provisions of membership contracts, including:

      o Giving the member the right to cancel the contract, in most cases, within three business days after signing;

      o Requiring an escrow for funds received from pre-opening sales or the posting of a bond or proof of financial responsibility; and, in some cases,

      o Establishing maximum prices and terms for membership contracts and limitations on the term of contracts.

      In addition, we are subject to numerous other types of federal and state regulations governing the sale, financing and collection of memberships including, among others, the Truth-in-Lending Act and Regulation Z adopted thereunder, as well as state laws governing the collection of debts. These laws and regulations are subject to varying interpretations by a large number of state and federal enforcement agencies and the courts. We maintain internal review procedures in order to comply with these requirements and believe our activities are in substantial compliance with all applicable statutes, rules and decisions.

      Under so-called "cooling-off" statutes in most states, new members of fitness centers have the right to cancel their memberships for a period of three to ten days after the date the contract was entered into and are entitled to refunds of any payment made. The amount of time new members have to cancel their membership contract depends on the applicable state law. In addition, our membership contracts provide that a member may cancel his or her membership at any time for qualified medical reasons or if the member relocates a certain distance away from a Bally fitness center. In addition, a membership may be canceled in the event of a member's death. The specific procedures for cancellation in these circumstances vary according to differing state laws. In each instance, the canceling member is entitled to a refund of prepaid amounts only. Furthermore, where permitted by law, a cancellation fee is due upon cancellation and we may offset that amount against any refunds owed.

      We are a party to several state and federal consent orders. From time to time, we make minor adjustments to our operating procedures to comply with those consent orders. The consent orders essentially require continued compliance with applicable laws and require us to refrain from activities not in compliance with applicable laws.

      The provision of rehabilitative and physical therapy services is affected by federal, state and local laws and regulations concerning the development and operation of physical rehabilitation health programs, licensing, certification and reimbursement and other matters, which may vary by jurisdiction and which are subject to periodic revision. These laws and regulations are summarized as follows:

      o The opening of a rehabilitation facility may require approval from state and/or local governments and re-licensing from time to time, both of which may be subject to a number of conditions.
      o A substantial number of recipients of rehabilitative and physical therapy services have fees paid by governmental programs, as well as private third-party payers. Governmental reimbursement programs such as Medicare and Medicaid generally require facilities and services to meet certain standards promulgated by the federal and/or state government. Additionally, reimbursement levels by governmental and private third-party payers are subject to change which could limit or reduce reimbursement levels and could have a material adverse effect on the demand for rehabilitative and physical therapy services.
      o In a number of states and in certain circumstances pursuant to federal law, the referral of patients to rehabilitative and physical therapy services is subject to limitations imposed by law, the violation of which may, in certain circumstances, constitute a felony.


      Recently, federal and state governments have focused significant attention on health care reform and cost control. These proposals include cut-backs to Medicare and Medicaid programs. It is uncertain at this time what legislation and health care reform may ultimately be enacted or whether other changes in the administration or interpretation of government health care programs will occur. There can be no assurance that future health care legislation or other changes in the administration or interpretation of government health care programs will not have a material adverse effect on our provision of rehabilitative and physical therapy services.

ITEM 3.  LEGAL PROCEEDINGS

      We are involved in various claims and lawsuits incidental to our business, including claims arising from accidents at our fitness centers. In the opinion of management, we are adequately insured against such claims and lawsuits, and any ultimate liability arising out of such claims and lawsuits will not have a material adverse effect on our financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Item 4 is inapplicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

      Lee S. Hillman has been a director of the Company since September 1992 and was elected President and Chief Executive Officer of the Company in October 1996. Additionally, Mr. Hillman was Treasurer of the Company from April 1991 to October 1996, Executive Vice President of the Company from September 1995 to October 1996, Senior Vice President of the Company from April 1991 to September 1995 and Chief Financial Officer of the Company from April 1991 to May 1994. Mr. Hillman was Vice President, Chief Financial Officer and Treasurer of Bally Entertainment Corporation between November 1991 and December 1996 and Executive Vice President of Bally Entertainment between August 1992 and December 1996. From October 1989 to April 1991, Mr. Hillman was a partner with the accounting firm of Ernst & Young LLP. Mr. Hillman is also a director of Holmes Place, Plc. (an operator of fitness centers in the United Kingdom).
Mr. Hillman is 43 years of age.

      John W. Dwyer was elected Vice President and Chief Financial Officer of the Company in May 1994, a Senior Vice President of the Company in September 1995, Treasurer of the Company in October 1996 and Executive Vice President of the Company in November 1997. Mr. Dwyer was Corporate Controller of Bally Entertainment between June 1992 and December 1996 and a Vice President of Bally Entertainment between December 1992 and December 1996. From October 1986 to June 1992, Mr. Dwyer was a partner with the accounting firm of Ernst & Young LLP. Mr. Dwyer is 46 years of age.

      William G. Fanelli was elected Senior Vice President, Operations of the Company in November 1997 and was Vice President, Strategic Operations of the Company from November 1996 to November 1997. Mr. Fanelli was Director, Business Development of Bally Entertainment from October 1993 to December 1996 and, for approximately nine years prior to October 1993, was employed by the accounting firm of Ernst & Young LLP.
Mr. Fanelli is 36 years of age.

      Cary A. Gaan was elected Senior Vice President and General Counsel of the Company in January 1991 and Secretary of the Company in April 1996. Mr. Gaan served as a Vice President of the Company from 1987 to 1991. Mr. Gaan is 53 years of age.

      Harold Morgan has been employed by the Company since August 1991 and was elected a Vice President of the Company in January 1992 and Senior Vice President, Human Resources of the Company in September 1995. Mr. Morgan was Vice President, Human Resources of Bally Entertainment between December 1992 and December 1996. From 1985 until August 1991, Mr. Morgan was Director of Employee and Labor Relations of the Hyatt Corporation. Mr. Morgan is 42 years of age.

      Paul A. Toback was elected Senior Vice President, Corporate Development of the Company in March 1998, Vice President, Corporate Development of the Company in November 1997 and Vice President of the Company in September 1997. From January 1995 to August 1997, Mr. Toback was Senior Vice President and Chief Operating Officer of Globetrotters Engineering Corp. and from January 1993 to December 1994, he served as Executive Assistant to the Chief of Staff at the White House. Prior to January 1993, Mr. Toback was Director of Administration for Mayor Daley in the City of Chicago and, prior to that, an attorney at the law firm of Katten, Muchin & Zavis. Mr. Toback is 35 years of age.

      John H. Wildman was elected Senior Vice President, Sales and Marketing of the Company in November 1996 and Vice President, Sales and Marketing of the Company in September 1995. For approximately four years prior thereto, Mr. Wildman was a Senior Area Director of the Company. Mr. Wildman is 39 years of age.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

      Bally common stock is currently traded on the New York Stock Exchange ("NYSE") under the symbol "BFT". Prior to commencement of trading on the NYSE on April 2, 1998, the common stock was quoted on the NASDAQ National Market ("NASDAQ") under the symbol "BFIT". The following table sets forth, for the periods indicated, the high and low quarterly sales prices for a share of common stock as reported on NASDAQ or NYSE since trading began on January 4, 1996, the date Bally's initial Registration Statement on Form S-1 was declared effective. Bally was a wholly owned subsidiary of Bally Entertainment until January 9, 1996, when Bally Entertainment spun-off Bally and distributed 11,845,161 shares of Bally common stock to its stockholders.

                                                      High          Low
                                                   ----------   ----------
1996:
  First quarter (from January 4, 1996)             $ 7          $ 3 3/4
  Second quarter                                     5 3/4        3 15/16
  Third quarter                                      5 1/8        4
  Fourth quarter                                     9 1/16       4 1/2

1997:
  First quarter                                    $ 8 13/16    $ 6
  Second quarter                                    10 7/16       5 5/8
  Third quarter                                     17 1/2        8 1/2
  Fourth quarter                                    22           14 3/4

1998:
  First quarter                                    $31 9/16     $19 1/16
  Second quarter                                    36 13/16     28
  Third quarter                                     37 9/16      14 9/16
  Fourth quarter                                    25 3/8       10 1/2


  As of March 1, 1999, there were 9,655 holders of record of Bally common stock.


      Bally has not paid a cash dividend on its common stock since it was spun-off and does not anticipate paying dividends in the foreseeable future. The terms of Bally's revolving credit agreement restrict Bally from paying dividends without the consent of the lenders during the term of the agreement. In addition, the indentures for the 9 7/8% Series B and Series C Senior Subordinated Notes due 2007 generally limit dividends paid by Bally to the aggregate of 50% of consolidated net income, as defined, earned after January 1, 1998 and the net proceeds to Bally from any stock offerings and the exercise of outstanding stock options and warrants.

ITEM 6. SELECTED FINANCIAL DATA

      During several years, Bally has experienced extraordinary gains and losses. In 1997, Bally recognized an extraordinary loss on extinguishment of debt of $21.4 million ($1.37 per share) resulting from a refinancing of Bally's subordinated debt and revolving credit facility. In 1996, Bally recognized a net extraordinary gain on extinguishment of debt consisting of (1) a gain of $9.9 million ($.81 per share) from a $15.2 million tax obligation to Bally Entertainment which was forgiven as part of the December 1996 merger of Bally Entertainment with and into Hilton Hotels Corporation and (2) a charge of $4.2 million ($.35 per share) from a refinancing of Bally's securitization facility.

      EBITDA is defined as operating income (loss) before depreciation and amortization. Bally has presented EBITDA supplementally because management believes this information is useful given the significance of Bally's depreciation and amortization and because of its highly leveraged financial position. This data should not be considered as an alternative to any measure of performance or liquidity as promulgated under generally accepted accounting principles (such as net income/loss or cash provided by/used in operating, investing and financing activities), nor should they be considered as an indicator of Bally's overall financial performance. Also, the EBITDA definition used herein may not be comparable to similarly titled measures reported by other companies.


                                         YEARS ENDED DECEMBER 31,
                                ------------------------------------------
                                 1998     1997     1996     1995     1994
                                ------   ------   ------   ------   ------
                            (Dollar amounts in millions, except per share data)

STATEMENT OF OPERATIONS DATA
Net revenues                    $742.5   $661.0   $639.2   $653.4   $682.0
Depreciation and amortization     48.3     52.9     55.9     57.4     58.9
Operating income (loss)           52.8     19.9     19.1      5.0    (16.1)

Income/(loss) before
  extraordinary items             13.3    (23.5)   (24.9)   (31.4)   (39.5)

Basic earnings (loss) per
  common share (pro forma for
  1995) (a)                        .59    (1.51)   (2.04)   (3.25)

Diluted earnings (loss) per
  common share (pro forma for
  1995)(a)                         .51    (1.51)   (2.04)   (3.25)

BALANCE SHEET DATA
  (AT END OF YEAR)
Cash and equivalents            $ 64.4   $ 61.7   $ 16.5   $ 21.3   $ 12.8
Installment contracts
  receivable, net                422.1    343.6    300.2    303.4    284.1
Total assets                   1,128.8    967.6    893.3    936.5    951.0
Long-term debt, less
  current maturities             482.2    405.4    376.4    368.0    289.7
Stockholders' equity             161.8     70.3     24.2     31.7     34.8

OTHER FINANCIAL DATA
EBITDA                          $101.1   $ 72.8   $ 75.0   $ 62.4   $ 42.8
Cash provided by (used in):
  Operating activities           (32.0)   (35.9)    (5.3)    (9.9)    32.8
  Investing activities           (79.0)   (16.1)    (9.8)   (42.1)   (21.4)
  Financing activities           113.7     97.2     10.4     60.4     (9.6)

(a) The net loss for 1995 reflects a federal income tax benefit arising from Bally's prior tax sharing agreement with Bally Entertainment of $7.1 million. Pro forma loss per common share for 1995 (which is unaudited) has been determined giving effect to (1) adjustments made to reflect the income tax benefit as if Bally had filed its own separate consolidated income tax return for the year, which results in a pro forma net loss of $38.5 million, and (2) the distribution of 11,845,161 shares of Bally common stock to Bally Entertainment stockholders as if such distribution had taken place as of the beginning of the year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     During 1997 and 1998, our three primary strategic objectives were to improve the operating margins of our fitness center membership operations, our core business; increase the number of fitness centers we operate based on our recently designed more profitable fitness center prototype; and introduce new products and services to our members. The strategic initiatives we developed and implemented to meet these objectives are summarized as follows:

Improve Core Business Operating Margins. The primary approach to improving the operating margins was to grow and improve the quality of revenues while leveraging the largely fixed cost structure of our business. In late 1997, we increased our emphasis on the sale of higher margin all-club memberships, which are typically financed, rather than the sale of lower margin single-club memberships. In late 1998, we significantly increased the monthly charge to new members for dues. We also continued our focus on increasing down payments on financed membership plans and securing installment payments electronically. This resulted in approximately a 12% growth in average down payments during 1998 to $91 and, as of December 31, 1998, approximately 63% of the financed initial membership fees in our receivables portfolio using an electronic payment method. In addition, we reduced core business operating costs, including personnel costs, advertising expenses and other operating expenses. We believe that all of these actions, some of which reduced new membership unit sales and revenues, will ultimately improve cash flows and operating income.

New Facilities Expansion. In 1998, we initiated a plan to increase new facility openings of our recently designed more profitable fitness center prototype. Seven of these facilities were opened during 1998 and a number were under construction at the end of the year. Due to deferral accounting, new fitness centers generally require nearly a full year before generating incremental earnings before interest, taxes, depreciation and amortization and operating income and require, on average, three or more years to approach maturity. From time-to-time we identify opportunities to acquire existing fitness center operations, at attractive prices, that fit our strategic goals. Recently acquired fitness center operations generally were immediately additive on a per share basis in terms of earnings before interest, taxes, depreciation and amortization and operating income. During 1998 we acquired nine existing fitness centers in the San Francisco area where we had no previous fitness centers, and one additional fitness center in Chicago.

Add Products and Services. We also believe significant opportunities exist to increase revenues beyond those generated by the sale of membership plans and receipt of monthly dues. These additional revenues do not require significant capital investment. Beginning in mid-1997, we implemented and greatly expanded during 1998, our new product and service offerings including:

      o Personal training services are now offered at most of our fitness centers;

      o An exclusive line of Bally-branded nutritional products sold to our members; and

      o BFIT Essentials retail stores, which sell nutritional products, workout apparel and related soft goods, are currently located in approximately 100 of our fitness centers.

We expect the benefits from these new products and services to continue to grow in 1999.

RESULTS OF OPERATIONS

Comparison of the years ended December 31, 1998 and December 31, 1997

       Net revenue for 1998 were $742.5 million compared to $661.0 million in 1997, an increase of $81.5 million (12%). Net revenue from comparable fitness centers increased 11%. This significant increase in net revenues resulted from the following:


      o The weighted average price of memberships sold increased 21% over the prior year. As a result, membership fees originated increased $33.7 million (8%), consisting of a $61.5 million (17%) increase in financed memberships originated offset, in part, by a $27.8 million (48%) decrease in paid-in-full memberships originated. Total membership units sold during 1998 declined slightly compared to the prior year period reflecting the planned curtailment of sales of the lower priced, lower margin, single-club and discounted upgrade and add-on membership plans in 1998. Unit sales of all other memberships increased year over year by 11%.

      o As a result of our long-term strategy to improve the total yield from individual membership plans, including the monthly dues component, the slight decline in the number of individual memberships during 1998 consisted entirely of memberships with monthly dues of less than $3. This strategy to continually improve membership yield, combined with significantly lower member attrition, improved monthly dues collected $11.0 million (6%) from 1997.

      o Finance charges earned increased $11.0 million (28%) in 1998 due to the growth in size and improved quality of the receivables portfolio. Receivables written off in 1998, as a percent of average receivables, improved 10% compared to the prior year. Additionally, the percentage of accounts current with all contractual payments improved to 85% as of December 31, 1998 from 83% as of December 31, 1997. The average interest rate for finance charges to members was substantially unchanged during the periods.

      o Fees and other revenues increased $23.6 million (148%) over 1997, primarily reflecting the increased sale of personal training services and nutritional and other retail products.

      o Deferral accounting increased revenues by $2.2 million more in 1998 than in 1997.

      The weighted average number of fitness centers increased to 320 during 1998 from 317 during 1997, less than a 1% increase. During 1998, we closed 6 older, typically smaller and less profitable facilities while opening 7 new, larger facilities, based on our new fitness center prototype. In addition, during 1998 we acquired 10 fitness centers, 9 located in the San Francisco area and 1 in Chicago.

      Operating income for 1998 was $52.8 million compared to $19.9 million in 1997. The increase of $32.9 million (165%) was due to the increase in revenues partially offset by a $48.6 million (8%) increase in operating costs and expenses, which included a $22.5 million increase in the provision for doubtful receivables. Excluding the provision for doubtful receivables and the effect of deferral accounting, operating costs and expenses increased $32.7 million (6%) from 1997. Fitness center operating expenses increased $39.4 million (10%) due, in part, to increased spending to improve fitness center operations and appearance, additional commissions from the growth in initial membership fees originated, operating costs associated with the new products and services and the incremental cost of operating new fitness centers. A substantial portion of commission expense is deferred through deferral accounting. Deferral accounting decreased expenses by $6.6 million more in 1998 than in 1997. General and administrative expenses decreased $2.9 million (10%) reflecting that the 1997 period included changes related to vesting of 1996 restricted stock awards. Member processing and collection center expenses increased $.6 million (1%). In addition, advertising expenses remained substantially unchanged and depreciation and amortization expense, as expected, declined $4.6 million largely as the result of amortization in 1997 related to the 1996 restricted stock awards.

      The provision for doubtful receivables, included in operating costs and expenses, was $118.6 million in 1998 compared to $96.1 million in 1997, an increase of $22.5 million (23%), due to the increase in initial membership fees on financed memberships originated. The total provision rate, including the provision for canceled financed membership plans which are reflected in the financial statements as a direct reduction of initial membership revenue, was 41% of gross financed initial membership fees during each of 1998 and 1997.

      Interest expense was $41.5 million in 1998 compared to $45.0 million in 1997. The decrease of $3.5 million (8%) was primarily due to lower average interest rates offset, in part, by a higher average level of debt.

Comparison of the years ended December 31, 1997 and December 31, 1996

      Net revenues for 1997 were $661.0 million compared to $639.2 million in 1996, an increase of $21.8 million (3%). Net revenue from comparable fitness centers increased 4%. This increase in net revenues resulted from the following:

      o The weighted average price of memberships sold increased 18% over the prior year. As a result, membership fees originated increased $34.8 million (9%), consisting of a $62.3 million (21%) increase in financed memberships originated offset, in part, by a $27.5 million (32%) decrease in paid-in-full memberships originated. Total membership units sold during 1997 decreased 10% from the prior year reflecting the planned curtailment of sales of the lower priced, lower margin, single-club and discounted upgrade and add-on membership plans in 1997. Unit sales for these memberships decreased 32% while the unit sales of all other memberships increased year over year by 1%.

      o Dues collected increased $11.2 million (6%) over 1996, reflecting our continuing strategy of increasing monthly dues.

      o Finance charges earned increased $2.8 million (8%) in 1997 due primarily to the increase in the size of the receivables portfolio.

      o Fees and other revenues increased $1.9 million (14%) over 1996, primarily reflecting an introduction of personal training services into the fitness centers. The sale of nutritional and other retail products also began in mid-1997 in some fitness centers.

      o Deferral accounting added $28.8 million less to revenues in 1997 than in 1996.

      The weighted average number of fitness centers selling memberships decreased from 322 in 1996 to 317 in 1997, reflecting our continuing strategy to improve the quality of our fitness facilities. During 1997 and 1996, we closed 19 older, typically smaller and less profitable facilities and sold a fitness center to a franchisee while opening 8 new, larger facilities, generally based on our new prototype.

      Operating income for 1997 was $19.9 million compared to $19.1 million in 1996. The increase of $.8 million (4%) was due to the increase in revenues partially offset by a $21.0 million (3%) increase in operating costs and expenses, which included a $15.7 million increase in the provision for doubtful receivables. Operating expenses include charges of $5.9 million and $5.1 million in 1997 and 1996, respectively, relating to restricted stock awards for which restrictions lapsed in 1997 and 1996 and final vesting occurred in August 1997. Included in these amounts were $2.1 million and $2.3 million of amortization of unearned compensation in 1997 and 1996, respectfully. Excluding the provision for doubtful receivables and charges related to restricted stock awards, operating costs and expenses increased $4.5 million (1%) from 1996. Fitness center operating expenses increased $17.7 million (5%) due, in part, to increased spending to improve fitness center operations and appearance, additional commissions from the growth in initial membership fees originated, and operating costs associated with the new products and services. A substantial portion of commission expense is deferred through the change in deferred membership origination costs. Deferral accounting decreased expenses by $8.7 million more in 1997 than in 1996. General and administrative expenses increased $5.4 million (23%) and primarily reflects fees paid to Hilton Hotels Corporation in 1997 under a license agreement to use the name "Bally Total Fitness", an increase of tax gross-up expense in 1997 from 1996 relating to the restricted stock awards and increased corporate personnel and other overhead incurred in 1997 relating principally to the new products and services. Member processing and collection center expenses decreased $3.6 million (9%), reflecting decreases in telephone expenses, printing expense and equipment rental costs. The decrease in telephone expenses resulted from renegotiated rates and fewer member service calls. Advertising expenses decreased $2.4 million (5%) due to reduced spending on television advertisements and the elimination of some agency fees in 1997 offset, in part, by increases in production costs and local promotional activities.

      The provision for doubtful receivables for 1997 was $96.1 million compared to $80.4 million in 1996, an increase of $15.7 million (20%) primarily due to the increase in financed memberships originated.

      Interest expense was $45.0 million in 1997 compared to $47.6 million in 1996. The decrease of $2.6 million (5%) was primarily due to lower average interest rates and an increase in the amount of capitalized interest offset, in part, by a higher average level of debt.

Income Taxes

      The income tax provisions for 1998, 1997, and 1996 reflect state income taxes only. The federal provision for 1998 was offset by the utilization of prior years' net operating losses. No federal tax benefit was provided in 1997 due to the uncertainty that we would ultimately be able to use additional deferred tax assets. The income tax benefit for 1996 reflects a benefit equal to the federal provision allocated to an extraordinary item. The federal provision benefit was limited to the extraordinary item in 1996 due to uncertainty related to the eventual use of additional deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

      We are continuously upgrading and expanding our facilities in order to increase our membership base and more effectively capitalize on our marketing and administrative functions. We invest approximately $10.0 million to $15.0 million annually to maintain and make minor upgrades to our existing facilities. In addition, during 1998 we invested approximately $17.0 million to refurbish and make major upgrades to approximately 25% of our fitness centers including adding and upgrading exercise equipment and refreshing interior and exterior finishes to improve club ambiance. An additional $25.0 million was invested to extensively add and upgrade exercise equipment in most of our other fitness centers.

      In recent years we have invested $6.0 million to $15.0 million annually, as funds were available, to open new or replacement facilities. During 1998 we invested approximately $25.0 million in new facilities generally based on our new prototype. Seven of these facilities opened in 1998 and a number were under construction at the end of the year. In 1999, we expect to increase our annual investment to approximately $20.0 million to $35.0 million to open 15 to 20 new fitness centers annually based on our new prototype. The prototype fitness center ranges in size from approximately 15,000 to 35,000 square feet. The prototype is designed to cost less to construct and maintain than our older facilities and has the capacity to accommodate significantly more members than the older fitness centers of the same size because they generally focus on the most widely used amenities.

      In May 1998, we sold 2,800,000 shares of our common stock to the public for net proceeds of $82.7 million and in December 1998, we completed a $75.0 million private placement of 9 7/8% Series C senior subordinated notes due October 15, 2007. We are using these proceeds to fund our growth strategies to open new fitness centers, to acquire fitness center operations in strategic geographic markets and to selectively acquire club-related real estate. We will allocate these proceeds among the contemplated uses based on available business opportunities and prevailing market conditions. We are currently engaged in various stages of discussions to acquire regional fitness centers operators. None of the individual negotiations are for a material acquisition of fitness centers or club-related real estate.

      In August 1998, we announced our intention to repurchase up to 1,500,000 shares of our common stock on the open market from time to time. As of March 1, 1999, we have repurchased 554,800 shares at an average price of $17 per share. No purchases have been made since September 1998.

      In November 1998, we amended our three-year revolving credit facility to provide up to $100.0 million of credit. The maximum amount currently available under this credit facility is $90.0 million. The amount available under the credit line is reduced by any outstanding letters of credit, which cannot exceed $30.0 million. At December 31, 1998, the credit line was unused except for outstanding letters of credit totaling $3.7 million.

      We have no scheduled principal payments under our subordinated debt until October 2007 and the principal amount of the certificates under our securitization facility remains fixed at $160.0 million through July 1999 at, or prior to, which time the entire securitization facility will be refinanced or the 1999 principal maturities will be funded with borrowings from the existing revolving credit facility. Our debt service requirements, including interest, but excluding principal payments under the securitization, during 1999 are approximately $52.0 million. We believe that we will be able to satisfy our 1999 requirements for debt service, capital expenditures and any stock repurchases, out of available cash balances, cash flow from operations and if necessary, borrowings on the revolving credit facility.

      Cash used in operating activities during 1998 was $32.0 million compared to $35.9 million in 1997. Net installment contracts receivable grew $78.4 million during 1998 compared to $44.0 million in 1997. Excluding the growth in receivables, operating activities for 1998 provided cash of $46.4 million compared to $8.1 million for 1997. The year over year improvement of $38.3 million principally reflects the $36.8 million increase in profitability for 1998 compared to 1997.

      Prior to completing public offerings of 8,000,000 shares of common stock in August 1997 and 2,800,000 shares in May 1998, which provided aggregate net proceeds totaling $171.0 million, we depended on availability under our revolving credit facility and operations to provide for cash needs. We managed liquidity requirements in past years by emphasizing the sale of lower margin paid-in-full membership plans and accelerating collections through promotional discounting of financed memberships and monthly dues to increase available cash. We believe the use of these techniques negatively impacted our operating results and improved near-term operating cash flows while negatively affecting future periods. The availability of working capital substantially reduced the need for these techniques to be continued beyond mid-1997. By the end of 1998, monthly cash flows from collections, from financed memberships and from monthly dues had grown to levels that substantially eliminated the negative impact from prior years discounting activities.

YEAR 2000

      We have completed an assessment of whether our systems and those of third parties which could have a material impact on our business will function properly with respect to dates in 2000 and thereafter. We have determined that our payroll applications require modification. The necessary modifications are expected to be completed in early to mid-1999 at an aggregate cost of less then $.1 million. We believe the only third parties that could have a material impact on our business are the major financial institutions that process our collections of installment receivables and monthly dues by electronic payment method. We believe these financial institutions are currently working on modifications to their internal systems to insure those systems will function properly with respect to dates in 2000 and thereafter and expect these modifications will be completed in 1999. We do not anticipate that noncompliance, if any, with Year 2000 of any of our non-information technology systems, such as embedded microcontrollers, will materially or adversely affect our business. We are currently undertaking an analysis of worst-case scenarios and developing contingency plans to deal with these scenarios.

FORWARD-LOOKING STATEMENTS

      Forward-looking statements in this Form 10-K including, without limitation, statements relating to our plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These factors include, among others, the following: general economic and business conditions; competition; success of operating initiatives, advertising and promotional efforts; existence of adverse publicity or litigation; acceptance of new product offerings; changes in business strategy or plans; quality of management; availability, terms, and development of capital; business abilities and judgment of personnel; changes in, or the failure to comply with, government regulations; regional weather conditions; failure of entities that provide goods and services to us to be year 2000 compliant; and other factors described in this Form 10-K or in other of our filings with the Securities and Exchange Commission. We are under no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Item 7A is inapplicable.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX

Report of independent auditors                                       23

Consolidated balance sheets                                          24

Consolidated statements of operations                                26

Consolidated statements of stockholders' equity                      27

Consolidated statements of cash flows                                28

Notes to consolidated financial statements                           30

Supplementary data:
 Quarterly consolidated financial information (unaudited)            46

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Bally Total Fitness Holding Corporation

We have audited the accompanying consolidated balance sheets of Bally Total Fitness Holding Corporation as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a)2. These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bally Total Fitness Holding Corporation at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                               ERNST & YOUNG LLP

Chicago, Illinois
February 11, 1999

                     BALLY TOTAL FITNESS HOLDING CORPORATION

                           CONSOLIDATED BALANCE SHEETS
              (All dollar amounts in thousands, except share data)



                                                              DECEMBER 31,
                                                         ----------------------
                                                            1998        1997
                                                         ----------  ----------

ASSETS

Current assets:
  Cash and equivalents                                   $   64,382  $   61,679
  Installment contracts receivable, net                     199,979     168,011
  Other current assets                                       34,212      31,743
                                                         ----------  ----------
     Total current assets                                   298,573     261,433

Installment contracts receivable, net                       222,147     175,575

Property and equipment, at cost:
  Land                                                       24,588      21,667
  Buildings                                                 112,094     109,613
  Leasehold improvements                                    437,978     402,503
  Equipment and furnishings                                 127,342      91,958
                                                         ----------  ----------
                                                            702,002     625,741
  Accumulated depreciation and amortization                (340,702)   (314,544)
                                                         ----------  ----------
     Net property and equipment                             361,300     311,197

Intangible assets, less accumulated
  amortization of $58,844 and $54,124                       101,815     101,220

Deferred income taxes                                        17,430       4,171

Deferred membership origination costs                        97,901      86,737

Other assets                                                 29,679      27,233
                                                         ----------  ----------
                                                         $1,128,845  $  967,566
                                                         ==========  ==========



                             See accompanying notes.

                     BALLY TOTAL FITNESS HOLDING CORPORATION

                     CONSOLIDATED BALANCE SHEETS-(CONTINUED)
              (All dollar amounts in thousands, except share data)



                                                              DECEMBER 31,
                                                         ----------------------
                                                            1998        1997
                                                         ----------  ----------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                       $   40,957  $   36,908
  Income taxes payable                                        2,608       2,342
  Deferred income taxes                                      18,919       5,660
  Accrued liabilities                                        48,596      50,464
  13% Senior Subordinated Notes due 2003                                 22,555
  Other current maturities of long-term debt                  5,799       4,590
  Deferred revenues                                         282,806     270,853
                                                         ----------  ----------
     Total current liabilities                              399,685     393,372

Long-term debt, less current maturities                     482,199     405,425

Other liabilities                                             6,226       7,459

Deferred revenues                                            78,952      90,989

Stockholders' equity:
  Preferred stock, $.10 par value; 10,000,000
    shares authorized; none issued--
      Series A Junior Participating; 300,000 shares
        authorized; none issued
  Common stock, $.01 par value; 60,200,000
    shares authorized; 23,917,132 and
    20,575,092 shares issued                                    239         206
  Contributed capital                                       488,046     392,718
  Accumulated deficit                                      (309,306)   (322,603)
  Unearned compensation (restricted stock)                   (7,978)
  Common stock in treasury, at cost, 543,739 shares          (9,218)
                                                         ----------  ----------
     Total stockholders' equity                             161,783      70,321
                                                         ----------  ----------
                                                         $1,128,845  $  967,566
                                                         ==========  ==========



                             See accompanying notes.

                     BALLY TOTAL FITNESS HOLDING CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (All dollar amounts in thousands, except share data)

                                                  YEARS ENDED DECEMBER 31,
                                             ----------------------------------
                                                1998        1997        1996
                                             ----------  ----------  ----------
Net revenues:
  Membership revenues--
    Initial membership fees on financed
      memberships originated                 $  414,190  $  352,661  $  290,378
    Initial membership fees on
      paid-in-full memberships originated        30,318      58,117      85,624
    Dues collected                              205,104     194,084     182,909
    Change in deferred revenues                   3,122         961      29,791
                                             ----------  ----------  ----------
                                                652,734     605,823     588,702
  Finance charges earned                         50,160      39,218      36,405
  Fees and other                                 39,631      15,996      14,092
                                             ----------  ----------  ----------
                                                742,525     661,037     639,199
Operating costs and expenses:
  Fitness center operations                     423,502     384,120     366,466
  Member processing and collection centers       39,185      38,627      42,257
  Advertising                                    45,244      45,042      47,428
  General and administrative                     26,097      28,952      23,586
  Provision for doubtful receivables            118,604      96,078      80,350
  Depreciation and amortization                  48,255      52,878      55,940
  Change in deferred membership
    origination costs                           (11,164)     (4,597)      4,113
                                             ----------  ----------  ----------
                                                689,723     641,100     620,140
                                             ----------  ----------  ----------
Operating income                                 52,802      19,937      19,059
Interest income                                   2,514       1,928         988
Interest expense                                (41,494)    (45,021)    (47,644)
                                             ----------  ----------  ----------
Income (loss) before income taxes and
  extraordinary items                            13,822     (23,156)    (27,597)
Income tax provision (benefit)                      525         300      (2,700)
                                             ----------  ----------  ----------
Income (loss) before extraordinary items         13,297     (23,456)    (24,897)
Extraordinary gain (loss) on
  extinguishment of debt                                    (21,414)      5,655
                                             ----------  ----------  ----------
Net income (loss)                            $   13,297  $  (44,870) $  (19,242)
                                             ==========  ==========  ==========
Earnings (loss) per common share:
  Income (loss) before extraordinary items   $      .59  $    (1.51) $    (2.04)
  Extraordinary gain (loss) on
    extinguishment of debt                                    (1.37)        .46
                                             ----------  ----------  ----------
  Net income (loss) per common share         $      .59  $    (2.88) $    (1.58)
                                             ==========  ==========  ==========
Average common shares outstanding            22,424,172  15,557,491  12,174,601

Earnings (loss) per common share - assuming
  dilution:
  Income (loss) before extraordinary items   $      .51  $    (1.51) $    (2.04)
  Extraordinary gain (loss) on
    extinguishment of debt                                    (1.37)        .46
                                             ----------  ----------  ----------
  Net income (loss) per common share -
    assuming dilution                        $      .51  $    (2.88) $    (1.58)
                                             ==========  ==========  ==========
  Average diluted common shares outstanding
    (includes 3,747,232 common equivalent
     shares in 1998)                         26,171,404  15,557,491  12,174,601

                             See accompanying notes.

                     BALLY TOTAL FITNESS HOLDING CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              (All dollar amounts in thousands, except share data)


                                                                                       UNEARNED
                                                                                     COMPENSATION   COMMON      TOTAL
                                                   COMMON  CONTRIBUTED  ACCUMULATED  (RESTRICTED   STOCK IN  STOCKHOLDERS'
                                         SHARES     STOCK    CAPITAL      DEFICIT        STOCK)    TREASURY     EQUITY
                                       ----------  ------  -----------  -----------  ------------  --------  ------------
Balance at December 31, 1995           11,845,161  $  118  $   290,062  $ (258,491)  $             $         $    31,689
Net loss                                                                   (19,242)                              (19,242)
Common stock issued under long-term
 incentive plan                           650,000       7        4,389                    (4,396)                      -
Capital contributions by Bally
 Entertainment Corporation                                       9,360                                             9,360
Amortization of unearned compensation                                                      2,345                   2,345
                                       ----------  ------  -----------  ----------   -----------   -------   -----------
Balance at December 31, 1996           12,495,161     125      303,811    (277,733)       (2,051)                 24,152
Net loss                                                                   (44,870)                              (44,870)
Issuance of common stock through
 public offering                        8,000,000      80       88,310                                            88,390
Issuance of common stock upon
 exercise of stock options and other       79,931       1          597                                               598
Amortization of unearned compensation                                                      2,051                   2,051
                                       ----------  ------  -----------  ----------   -----------   -------   -----------
Balance at December 31, 1997           20,575,092     206      392,718    (322,603)                               70,321

Net income                                                                  13,297                                13,297
Issuance of common stock through
 public offering                        2,800,000      28       82,716                                            82,744
Issuance of common stock for
 acquisition of business                  230,769       2        3,423                                             3,425
Acquisition of businesses with
 treasury stock                            11,061                   42                                 310           352
Issuance of common stock under
 stock purchase and option plans          121,271       1        1,169                                             1,170
Issuance of common stock under
 long-term incentive plan                 190,000       2        7,978                    (7,978)                      2
Purchases of common stock                (554,800)                                                  (9,528)       (9,528)
                                       ----------  ------  -----------  ----------  ------------   -------   -----------

Balance at December 31, 1998           23,373,393  $  239  $   488,046  $ (309,306) $     (7,978)  $(9,218)  $   161,783
                                       ==========  ======  ===========  ==========  ============   =======   ===========



                             See accompanying notes.

                     BALLY TOTAL FITNESS HOLDING CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (All dollar amounts in thousands)

                                                  YEARS ENDED DECEMBER 31,
                                             ----------------------------------
                                                1998        1997        1996
                                             ----------  ----------  ----------
OPERATING:
 Income (loss) before extraordinary items    $   13,297  $  (23,456) $  (24,897)
 Adjustments to reconcile to cash used -
   Depreciation and amortization, including
    amortization included in interest
    expense                                      50,585      55,287      59,124
   Provision for doubtful receivables           118,604      96,078      80,350
   Change in operating assets and
    liabilities                                (214,486)   (163,770)   (119,764)
   Other, net                                                   (75)       (114)
                                             ----------  ----------  ----------
       Cash used in operating activities        (32,000)    (35,936)     (5,301)

INVESTING:
 Purchases and construction of property and
  equipment                                     (76,432)    (27,065)    (20,612)
 Proceeds from sale of property and
  equipment                                                  10,946
 Acquisitions of businesses                      (2,521)
 Reserve fund deposit refunded pursuant
  to securitization facility                                             10,000
 Other, net                                                                 833
                                             ----------  ----------  ----------
       Cash used in investing activities        (78,953)    (16,119)     (9,779)


FINANCING:
 Debt transactions -
  Proceeds from long-term borrowings             73,501     225,052     162,318
  Repayments of long-term debt                  (30,871)   (208,034)   (155,912)
  Debt issuance costs                            (3,362)     (8,466)     (2,815)
                                             ----------  ----------  ----------
       Cash provided by debt transactions        39,268       8,552       3,591

 Equity transactions -
  Proceeds from issuance of common stock
   through public offering                       82,744      88,390
  Proceeds from issuance of common stock
   upon exercise of stock options and
   stock purchase plans                           1,172         258
  Capital contribution by Bally
   Entertainment Corporation                                              6,760
  Purchases of common stock for treasury         (9,528)
                                             ----------  ----------  ----------
       Cash provided by financing activities    113,656      97,200      10,351
                                             ----------  ----------  ----------
Increase (decrease) in cash and equivalents       2,703      45,145      (4,729)
Cash and equivalents, beginning of year          61,679      16,534      21,263
                                             ----------  ----------  ----------
Cash and equivalents, end of year            $   64,382  $   61,679  $   16,534
                                             ==========  ==========  ==========



                             See accompanying notes.

                     BALLY TOTAL FITNESS HOLDING CORPORATION

                CONSOLIDATED STATEMENTS OF CASH FLOWS-(CONTINUED)
                        (All dollar amounts in thousands)

                                                  YEARS ENDED DECEMBER 31,
                                             ----------------------------------
                                                1998        1997        1996
                                             ----------  ----------  ----------
SUPPLEMENTAL CASH FLOWS INFORMATION:

Changes in operating assets and liabilities,
  net of effects from acquisitions or
  sales, were as follows-
    Increase in installment contracts
     receivable                              $ (196,990) $ (140,096) $  (75,491)
    Increase in other current and
     other assets                                (3,765)     (8,402)     (4,063)
    Increase (decrease) in deferred
     membership origination costs               (11,164)     (4,597)      4,113
    Increase (decrease) in accounts payable       3,689      (4,657)       (475)
    Increase (decrease) in income taxes
     payable                                        607          84      (2,866)
    Decrease in accrued and other
     liabilities                                 (3,741)     (5,141)    (11,191)
    Decrease in deferred revenues                (3,122)       (961)    (29,791)
                                             ----------  ----------  ----------
                                             $ (214,486) $ (163,770) $ (119,764)
                                             ==========  ==========  ==========

Cash payments for interest and income
  taxes were as follows-
    Interest paid                            $   40,029  $   48,427  $   44,604
    Interest capitalized                           (540)       (511)       (236)
    Income taxes paid (refunded), net               (83)        216         166

Investing and financing activities exclude
  the following non-cash transactions-
    Acquisition of property and equipment
      through capital leases/borrowings      $    9,968  $   14,044  $    5,266
    Acquisition of business with common
      stock                                       3,425
    Acquisition of businesses with treasury
      stock                                         352
    Forgiveness of income tax obligations by
      Bally Entertainment Corporation/Hilton
      Hotels Corporation                                                 15,200
    Common stock issued under long-term
      incentive plan                              7,978                   4,396
    Capital contribution by Bally
      Entertainment Corporation                                           2,600



                             See accompanying notes.

                     BALLY TOTAL FITNESS HOLDING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (All dollar amounts in thousands, except share data)


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Bally Total Fitness Holding Corporation (the "Company") and the subsidiaries which it controls. The Company, through its subsidiaries, is a nationwide commercial operator of fitness centers with approximately 330 facilities concentrated in 27 states and Canada. The Company operates in one industry segment, and all significant revenues arise from the commercial operation of fitness centers, primarily in major metropolitan markets in the United States. Unless otherwise specified in the text, references to the Company include the Company and its subsidiaries.

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

PROPERTY AND EQUIPMENT

Depreciation of buildings, equipment and furnishings (including assets under capital leases) is provided on the straight-line method over the estimated economic lives of the related assets and amortization of leasehold improvements is provided on the straight-line method over the lesser of the estimated useful lives of the improvements or the lease periods. Depreciation and amortization of property and equipment was $41,788, $45,739 and $48,444 for 1998, 1997 and 1996,
respectively.

DEFERRED FINANCE COSTS

Deferred finance costs are amortized over the terms of the related debt using the bonds outstanding method. Included in "Other assets" at December 31, 1998 and 1997 were deferred finance costs of $10,872 and $9,828, respectively, net of accumulated amortization of $3,710 and $2,511, respectively.

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

                     BALLY TOTAL FITNESS HOLDING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (All dollar amounts in thousands, except share data)


The Company evaluates annually whether the remaining estimated useful life of goodwill may warrant revision or the remaining balance of goodwill may not be recoverable, generally considering expectations of future profitability and cash flows (undiscounted and without interest charges) on a consolidated basis. If the sum of the Company's expected future cash flows were less than the carrying value of the Company's long-lived assets and identifiable intangibles, an impairment loss would be recognized equal to the amount by which the carrying value of the Company's long-lived assets and identifiable intangibles exceeded their fair value. Based on present operations and strategic plans, the Company believes that no impairment of goodwill exists at December 31, 1998. However, if future operations do not perform as expected, or if the Company's strategic plans for its business were to change, a reduction in the carrying value of these assets may be required.

MEMBERSHIP REVENUE RECOGNITION

The Company's fitness centers primarily offer a dues membership, which permits members, upon paying an initial membership fee, which may be financed, to maintain their membership on a month-to-month basis as long as monthly dues payments are made. Initial membership fees may be paid-in-full when members join or may be financed via installment contracts over periods ranging up to 36 months. Revenues from initial membership fees (net of any related allowances) are deferred and recognized ratably over the weighted average expected life of the memberships, which for paid-in-full memberships and financed memberships sold have been calculated to be 36 months and 22 months, respectively. Costs directly related to the origination of memberships (substantially all of which are sales commissions paid, which are included in "Fitness center operations") are also deferred and are amortized using the same methodology as for initial membership fees described above. The allowance for cancellations of memberships under so-called "cooling-off" statutes in most states, contractually permitted cancellations and first payment defaults is charged directly against membership revenue. The provision for doubtful receivables represents the allowance for all other uncollectible memberships. Dues revenue is recorded as monthly services are provided. Accordingly, when dues are prepaid, the prepaid portion is deferred and recognized over the applicable term. Installment contracts bear interest at, or are adjusted for financial accounting purposes at the time the contracts are sold to, rates for comparable consumer financing contracts. Unearned finance charges are amortized over the term of the contracts on the sum-of-the-months-digits method, which approximates the interest method.

                     BALLY TOTAL FITNESS HOLDING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (All dollar amounts in thousands, except share data)


Components of deferred revenues as of December 31, 1998 and 1997 are as follows:

                                 1998                           1997
                     ----------------------------   ----------------------------
                      CURRENT  LONG-TERM  TOTAL      CURRENT  LONG-TERM  TOTAL
                     --------  --------- --------   --------  --------- --------
Financed initial
  membership fees
  deferred           $201,988  $ 48,050  $250,038   $169,298  $ 43,901  $213,199
Paid-in-full initial
  membership fees
  deferred             39,818    19,875    59,693     61,453    36,703    98,156
Prepaid dues           41,000    11,027    52,027     40,102    10,385    50,487
                     --------  --------  --------   --------  --------  --------
                     $282,806  $ 78,952  $361,758   $270,853  $ 90,989  $361,842
                     ========  ========  ========   ========  ========  ========

Components of the change in deferred revenues for the years ended December 31, 1998, 1997 and 1996 are as follows:

                                                 1998        1997        1996
                                              ----------  ----------  ----------
Financed initial membership fees:
    Originating                               $(414,190)  $(352,661)  $(290,378)
    Less provision for doubtful
    receivables                                 118,604      96,078      80,350
                                              ---------   ---------   ---------
    Originating, net                           (295,586)   (256,583)   (210,028)
    Recognized                                  258,748     223,270     228,681
                                              ---------   ---------   ---------
      Decrease (increase) in deferral           (36,838)    (33,313)     18,653

Paid-in-full initial memberships fees:
    Originating                                 (30,318)    (58,117)    (85,624)
    Recognized                                   68,780      90,666      94,870
                                              ---------   ---------   ---------
      Decrease in deferral                       38,462      32,549       9,246

Decrease in prepaid dues, exclusive
 of dues related to acquired businesses           1,498       1,725       1,892
                                              ---------   ---------   ---------

Change in deferred revenues                   $   3,122   $     961   $  29,791
                                              =========   =========   =========

Components of the change in deferred membership origination costs for the years ended December 31, 1998, 1997 and 1996 are as follows:

                                                 1998        1997        1996
                                              ----------  ----------  ----------
Incurred                                      $ (99,302)  $ (84,104)  $ (77,257)
Amortized                                        88,138      79,507      81,370
                                              ---------   ---------   ---------
Change in deferred membership
 origination costs                            $ (11,164)  $  (4,597)  $   4,113
                                              =========   =========   =========

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

EARNINGS (LOSS) PER COMMON SHARE

Basic earnings (loss) per common share is computed by dividing income (loss) before extraordinary item, extraordinary gain (loss), and net income (loss) by the weighted average number of shares of common stock outstanding during each year, which totaled 22,424,172 shares, 15,557,491 shares and 12,174,601 shares for 1998, 1997 and 1996 respectively. Diluted earnings (loss) per common share is computed by dividing income (loss) before extraordinary item, extraordinary gain (loss), and net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during each year, which totaled 26,171,404 shares, 15,557,491 shares and 12,174,601 shares for 1998,
1997 and 1996, respectively. Common stock equivalents represent the dilutive effect of the assumed exercise of outstanding warrants and stock options. Common stock equivalents increased the weighted average number of shares outstanding for diluted earnings per common share by 3,747,232 shares for 1998. The assumed exercise of outstanding warrants and stock options for diluted loss per common share was not applicable in 1997 and 1996 because their effect was anti-dilutive.

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

                     BALLY TOTAL FITNESS HOLDING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (All dollar amounts in thousands, except share data)


INSTALLMENT CONTRACTS RECEIVABLE
                                                             1998        1997
                                                           --------    --------
Current:
  Installment contracts receivable                         $294,880    $239,448
  Unearned finance charges                                  (35,792)    (27,709)
  Allowance for doubtful receivables
   and cancellations                                        (59,109)    (43,728)
                                                           --------    --------
                                                           $199,979    $168,011
                                                           ========    ========
Long-term:
  Installment contracts receivable                         $287,443    $226,735
  Unearned finance charges                                  (18,104)    (14,357)
  Allowance for doubtful receivables and
   cancellations                                            (47,192)    (36,803)
                                                           --------    --------
                                                           $222,147    $175,575
                                                           ========    ========

The carrying amount of installment contracts receivable at December 31, 1998 and 1997 approximates fair value based on discounted cash flow analyses, using interest rates in effect at the end of each year comparable to similar consumer financing contracts.

ACCRUED LIABILITIES
                                                             1998        1997
                                                           --------    --------

Payroll and benefit-related liabilities                    $ 17,908    $ 19,530
Interest                                                      6,254       6,603
Taxes other than income taxes                                 6,045       3,922
Other                                                        18,389      20,409
                                                           --------    --------
                                                           $ 48,596    $ 50,464
                                                           ========    ========

                     BALLY TOTAL FITNESS HOLDING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (All dollar amounts in thousands, except share data)


LONG-TERM DEBT
                                                             1998        1997
                                                           --------    --------

Nonsubordinated:
  Securitization facility                                  $160,000    $160,000
  Capital lease obligations                                  18,759      13,126
  Other secured and unsecured obligations                    10,726      11,889
Subordinated:
  9 7/8% Series B Senior Subordinated Notes due 2007        225,000     225,000
  9 7/8% Series C Senior Subordinated Notes due 2007,
   less unamortized discount of $1,487                       73,513
  13% Senior Subordinated Notes due 2003                                 22,555
                                                           --------    --------
Total long-term debt                                        487,998     432,570

13% Senior Subordinated Notes due 2003                                  (22,555)

Other current maturities of long-term debt                   (5,799)     (4,590)
                                                           --------    --------
Long-term debt, less current maturities                    $482,199    $405,425
                                                          =========    =========

In November 1998, the Company amended its three-year revolving credit facility to provide up to $100,000 of credit. The maximum amount currently available under this credit facility is $90,000. The amount available under the credit line is reduced by any outstanding letters of credit, which cannot exceed $30,000. At December 31, 1998, the revolving credit agreement was unused except for outstanding letters of credit totaling $3,713. The rate of interest on borrowings is at the Company's option, generally based upon either the agent bank's prime rate plus 1.75% or a Eurodollar rate plus 2.75%. A fee of 2.00% on outstanding letters of credit is payable quarterly. A commitment fee of one-half of 1% is payable quarterly on the unused portion of the revolving credit facility. The revolving credit agreement is secured by substantially all real and personal property (excluding installment contracts receivable) of the Company.

In December 1996, the Company refinanced its securitization facility by completing a private placement of asset-backed securities (the "Securitization") pursuant to which $145,500 of 8.43% Accounts Receivable Trust Certificates and $14,500 of Floating Rate Accounts Receivable Trust Certificates (the "Floating Certificates") were issued as undivided interests in the H&T Master Trust (the "Trust"). The Floating Certificates bear interest (8.11% and 8.55% at December 31, 1998 and 1997, respectively) at 2.57% above the London Interbank Offer Rate ("LIBOR"), with the interest rate on the Floating Certificates capped at 9.43% pursuant to an interest rate cap agreement. The Trust was created for the issuance of asset-backed securities and was formed pursuant to a pooling and servicing agreement. The Trust includes a portfolio of substantially all of the Company's installment contracts receivable from membership sales and the proceeds thereof. The amount by which installment contracts receivable in the Trust exceeds the $160,000 principal amount of certificates issued by the Trust is generally retained by the Company.

The Company services the installment contracts receivable held by the Trust and earns a servicing fee which approximates the servicing costs incurred by the Company. Through July 1999, the principal amount of the certificates remains fixed and collections of installment contracts receivable flow through to the Company in exchange for the securitization of additional installment contracts receivable, except that collections are first used to fund interest requirements. The amortization period commences in August 1999, after which collections of installment contracts receivable will be used first to fund interest requirements and then to repay principal on the certificates. The amortization period ends upon the earlier to occur of the certificates being repaid in full or August 2002. At or prior to July 1999, the entire

                     BALLY TOTAL FITNESS HOLDING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (All dollar amounts in thousands, except share data)


securitization facility will be refinanced or the 1999 principal maturities will be funded with borrowings from the existing revolving credit facility.

The Company leases certain fitness center facilities and equipment under capital leases expiring in periods ranging from one to twenty years. Included in "Property and equipment" at December 31, 1998 and 1997 were assets under capital leases of $24,118 and $18,194, respectively, net of accumulated amortization of $4,640 and $1,751, respectively.

In October 1997, the Company refinanced its subordinated debt by issuing $225,000 aggregate principal amount of 9 7/8% Senior Subordinated Notes due 2007 (the "Series B Notes") and completing a tender offer and consent solicitation (the "Tender Offer") with respect to its $200,000 aggregate principal amount of 13% Senior Subordinated Notes (the "13% Notes"). Pursuant to the Tender Offer, the Company purchased $177,445 aggregate principal amount of the 13% Notes, substantially all at a price of 108.3% of the principal amount, together with accrued and unpaid interest. In January 1998, the Company redeemed the remaining $22,555 aggregate principal amount of the 13% Notes not tendered in the Tender Offer at a price of 106.5% of the principal amount, together with accrued and unpaid interest.

In December 1998, the Company, through a private placement, issued $75,000 aggregate principal amount of 9 7/8% Series C Senior Subordinated Notes due 2007 (the "Series C Notes") at a discount to yield an interest rate of 10.2%. The Series C Notes are pari passu with the $225,000 Series B Notes issued in 1997. The Series B and Series C Notes are not subject to any sinking fund requirement, but may be redeemed beginning in October 2002, in whole or in part, with premiums ranging from 4.9% in 2002 to zero in 2005 and thereafter. The payment of the Series B and Series C Notes is subordinated to the payment in full of all senior indebtedness of the Company, as defined (approximately $186,000 at December 31, 1998).

The revolving credit agreement and the indenture for the 9 7/8% Series B and Series C Notes contain covenants that, among other things and subject to certain exceptions, restrict the ability of the Company to incur additional indebtedness, pay dividends, prepay certain indebtedness, dispose of certain assets, create liens and make certain investments or acquisitions. The revolving credit agreement also requires the maintenance of certain financial covenants.

                     BALLY TOTAL FITNESS HOLDING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (All dollar amounts in thousands, except share data)


Maturities of long-term debt and future minimum payments under capital leases together with the present value of future minimum rentals as of December 31, 1998 are as follows:

                                         LONG-TERM     CAPITAL
                                           DEBT        LEASES       TOTAL
                                         ---------     -------     --------
1999                                     $   1,989     $ 5,693     $  7,682
2000                                         2,005       4,539        6,544
2001                                        66,559       3,150       69,709
2002                                        98,081       2,543      100,624
2003                                           301       2,771        3,072
Thereafter                                 300,304      13,908      314,212
                                         ---------     -------     --------
                                           469,239      32,604      501,843
Less amount representing interest                      (13,845)     (13,845)
                                         ---------     -------     --------
                                         $ 469,239     $18,759     $487,998
                                         =========     =======     ========

The fair value of the Company's long-term debt at December 31, 1998 and 1997 approximates its carrying amount except for the Company's subordinated debt, which had a fair market value (based on quoted market prices) of $294,000 and $251,666 at December 31, 1998 and 1997, respectively. The fair values are not necessarily indicative of the amounts the Company could acquire the debt for in a purchase or redemption.

INCOME TAXES

The income tax provision (benefit) applicable to income (loss) before income taxes and extraordinary item consists of the following:

                                                 1998        1997        1996
                                               --------    --------    --------
Deferred                                       $  6,180    $           $
Reversal of valuation allowance                  (6,180)
Federal (all current)                                                    (3,050)
State and other (all current)                       525         300         350
                                               --------    --------    --------
                                               $    525    $    300    $ (2,700)
                                               ========    ========    ========

                     BALLY TOTAL FITNESS HOLDING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (All dollar amounts in thousands, except share data)


Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial accounting and income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 1998 and 1997, along with their classification, are as follows:

                                          1998                   1997
                                  ---------------------   ---------------------
                                   ASSETS   LIABILITIES    ASSETS   LIABILITIES
                                  --------  -----------   --------  -----------
Installment contract revenues     $           $ 37,521    $  1,677    $
Amounts not yet deducted for
  tax purposes:
     Bad debts                      45,604                  33,259
     Other                           9,600                  13,079
Amounts not yet deducted for
  book purposes:
     Deferred membership
      origination costs                         41,595                  36,042
Depreciation and capitalized
  costs                              5,315                   2,439
Tax loss carryforwards             208,083                 174,105

Other, net                                      11,895                   2,359
                                  --------    --------    --------    --------
                                   268,602    $ 91,011     224,559    $ 38,401
                                              ========                ========
Valuation allowance               (179,080)               (187,647)
                                  --------                --------
                                  $ 89,522                $ 36,912
                                  ========                ========

Current                           $ 18,974    $ 37,893    $ 19,538    $ 25,198
Long-term                           70,548      53,118      17,374      13,203
                                  --------    --------    --------    --------
                                  $ 89,522    $ 91,011    $ 36,912    $ 38,401
                                  ========    ========    ========    ========

Upon consummation of the Spin-off, a portion of Entertainment's federal tax loss and Alternative Minimum Tax ("AMT") credit carryforwards were allocated to the Company pursuant to U.S. Treasury Regulations. The amount of carryforwards allocated to the Company may ultimately be different as a result of Internal Revenue Service (the "IRS") adjustments. At December 31, 1998, estimated federal AMT credit and tax loss carryforwards of $2,987 and $462,553, respectively, have been recorded by the Company. The AMT credits can be carried forward indefinitely, while the tax loss carryforwards expire through 2018. In addition, the Company has substantial state tax loss carryforwards which begin to expire in 1999 and fully expire through 2013. Based upon the Company's past performance and the expiration dates of its carryforwards, the ultimate realization of all of the Company's deferred tax assets cannot be assured. Accordingly, a valuation allowance has been recorded to reduce deferred tax assets to a level which, more likely than not, will be realized.

                     BALLY TOTAL FITNESS HOLDING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (All dollar amounts in thousands, except share data)


A reconciliation of the income tax provision (benefit) with amounts determined by applying the U.S. statutory tax rate to income (loss) before income taxes and extraordinary item is as follows:

                                                 1998        1997        1996
                                               --------    --------    --------
Provision (benefit) at U.S. statutory tax
  rate (35%)                                    $ 4,838     $(8,105)    $(9,659)
Add (deduct):
  Provision (benefit) for change in
    valuation allowance                          (6,180)      6,748       5,509
  State income taxes, net of related federal
    income tax effect and valuation allowance       341         195         770
  Amortization of cost in excess of acquired
    assets                                        1,419       1,412       1,411
  Other, net                                        107          50        (731)
                                               --------    --------    --------
Income tax provision (benefit)                  $   525     $   300    $ (2,700)
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

At December 31, 1998, 6,121,603 shares of Common Stock were reserved for future issuance (3,192,805 shares in connection with outstanding warrants and 2,928,798 shares in connection with certain stock plans).

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

Initially, 100,000 shares of Common Stock were reserved for issuance under the Directors' Plan and at December 31, 1998, 60,000 shares of Common Stock were available for future grant under the Directors' Plan. Stock options may not be granted under the Directors' Plan after January 3, 2006.

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

Also in January 1996, the Board of Directors of the Company adopted the 1996 Long-Term Incentive Plan (the "Incentive Plan"). The Incentive Plan provides for the grant of non-qualified stock options, incentive stock options and compensatory restricted stock awards (collectively "Awards") to officers and key employees of the Company. Initially, 2,100,000 shares of Common Stock were reserved for issuance under the Incentive Plan. In 1997, the Incentive Plan was amended to increase the aggregate number of shares of Common Stock which may be granted under the Incentive Plan to 3,600,000 shares. At December 31, 1998, 192,599 shares of Common Stock were available for future grant under the Incentive Plan. Awards may not be granted under the Incentive Plan after January 3, 2006.

Pursuant to the Incentive Plan, non-qualified stock options are generally granted with an exercise price equal to the fair market value of the Common Stock at the date of grant. Incentive stock options must be granted at not less than the fair market value of the Common Stock at the date of grant. Option grants become exercisable at the discretion of the Compensation Committee of the Board of Directors (the "Compensation Committee"), generally in three equal annual installments commencing one year from the date of grant. Option grants in 1998, 1997 and 1996 have a 10-year term.

A summary of 1996, 1997 and 1998 stock option activity under the Directors' Plan and Incentive Plan is as follows:
                                         NUMBER     WEIGHTED-
                                       OF SHARES     AVERAGE        RANGE OF
                                      REPRESENTED    EXERCISE       EXERCISE
                                       BY OPTIONS     PRICE          PRICES
                                      -----------   ---------     ------------
Granted                                 1,594,580   $    4.23     $4.125-5.125
Forfeited                                (249,920)       4.125           4.125
                                      -----------
Outstanding at December 31, 1996,
  none of which were exercisable        1,344,660        4.25      4.125-5.125

Granted                                   729,000       16.32    12.00-17.5625
Exercised                                 (59,931)       4.125           4.125
Forfeited                                (109,268)       4.125           4.125
                                      -----------
Outstanding at December 31, 1997,
391,820 of which were exercisable       1,904,461        8.88    4.125-17.5625
Granted                                   664,000       20.73      18.50-36.00

Exercised                                 (78,645)       5.89    4.125-17.5625
Forfeited                                 (20,991)       9.40      4.125-18.50

                                      -----------
Outstanding at December 31, 1998,
970,136 of which are exercisable        2,468,825       12.16      4.125-36.00
                                      ===========

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

Had compensation cost been determined for the Company's stock option portion of the plans based on the fair value at the grant dates for awards under those plans consistent with the alternative method set forth under SFAS No. 123, the Company's pro forma net income (loss) would be:

                                                 1998        1997        1996
                                               --------    --------    --------
Net income (loss)
  As reported                                  $ 13,297   $ (44,870)   $(19,242)
  Pro Forma                                      11,266     (45,783)    (20,032)
Net income (loss) per common share
  As reported                                       .59       (2.88)      (1.58)
  Pro Forma                                         .50       (2.94)      (1.65)
The weighted average fair value
  of options granted                               8.11        2.88        1.93

The fair value for the stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998, 1997 and 1996: risk-free interest rate of 4.72%, 5.67% and 6.22%, respectively; no dividend yield; volatility factor of the expected market price of the common stock of 0.356, 0.164 and 0.413 respectively; and a weighted-average expected life of the options of five years.

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

In 1998, the Compensation Committee awarded 190,000 shares of restricted Common Stock to certain key executives of the Company. These shares were issued in the employee's name and are held by the Company until the restrictions lapse. The restrictions on these shares lapse upon change in control of the Company, the employee's death, termination of employment due to disability or the first date prior to September 30, 2000 which follows seven consecutive trading days on which the trading price equals or exceeds the targeted stock price of $42 per share. As of December 31, 1998, no compensation expense has been recognized. Unearned compensation of $7,978 is included in stockholders' equity.

                     BALLY TOTAL FITNESS HOLDING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (All dollar amounts in thousands, except share data)


In 1996, the Compensation Committee awarded 650,000 shares of restricted Common Stock to certain executive officers of the Company. Restrictions on these shares generally lapsed based upon the market price of the Common Stock reaching certain targeted stock prices unless less than half of such shares awarded vested within two years after the date of grant, at which time a number of shares would vest so that the total number of vested shares equaled 50% of the original grants. In addition, a recipient of these restricted stock awards received a cash payment from the Company upon the lapse of restrictions in an amount sufficient to insure that the recipient received the Common Stock net of all taxes imposed upon the recipient because of the receipt of such Common Stock and cash payment. Restrictions applicable to these shares generally lapsed upon reaching certain targeted stock prices in 1997 and 1996 and, accordingly, the fair value of these shares was amortized to expense ($2,051 in 1997 and $2,345 in 1996) in connection therewith. In addition, the tax gross-up expense related to these restricted shares totaled $3,856 and $2,764 in 1997 and 1996, respectively. The weighted-average fair value of restricted Common Stock awarded in 1996 was $4.87 per share as determined under SFAS No. 123.

In November 1997, the Board of Directors of the Company adopted the Bally Total Fitness Holding Corporation Employee Stock Purchase Plan (the "Stock Purchase Plan"). The Stock Purchase Plan provides for the purchase of Common Stock by eligible employees (as defined) electing to participate in the plan. The stock can generally be purchased semi-annually at a price equal to the lesser of: (i) 95% of the fair market value of the Common Stock on the date when a particular offering commences or (ii) 95% of the fair market value of the Common Stock on the date when a particular offering expires. For each offering made under the Stock Purchase Plan, each eligible employee electing to participate in the Stock Purchase Plan will automatically be granted shares of Common Stock equal to the number of full shares which may be purchased from the employee's elected payroll deduction, with a maximum payroll deduction equal to 10% of eligible compensation, as defined. The first offering under this plan commenced on January 1, 1998 and expired on March 31, 1998. Thereafter, offerings shall commence on each April 1 and October 1 and expire on the following September 30 and March 31, respectively, until the Stock Purchase Plan is terminated or no additional shares are available for purchase. At December 31, 1998, 207,374 shares of Common Stock were available for future purchases under the Stock Purchase Plan. Pursuant to APB No. 25, no expense is recorded by the Company in connection with this plan.

SAVINGS PLANS

The Company sponsors several defined contribution plans that provide retirement benefits for certain full-time employees. Eligible employees may elect to participate by contributing a percentage of their pre-tax earnings to the plans. Employee contributions to the plans, up to certain limits, are matched in various percentages by the Company. The expense related to the plans totaled $1,312, $1,106 and $974 in 1998, 1997 and 1996, respectively.

                     BALLY TOTAL FITNESS HOLDING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (All dollar amounts in thousands, except share data)


COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company leases various fitness center facilities, office facilities, and equipment under operating leases expiring in periods ranging from one to twenty-five years excluding optional renewal periods. Certain of the leases contain contingent rental provisions generally related to cost of living criteria or revenues of the respective fitness centers. Rent expense under operating leases was $92,816, $89,384 and $90,060 for 1998, 1997 and 1996,
respectively.

Minimum future rent payments under long-term noncancellable operating leases in effect as of December 31, 1998, exclusive of taxes, insurance, other expenses payable directly by the Company and contingent rent, are $93,352, $89,568, $85,035, $81,866 and $78,663 for 1999 through 2003, respectively, and $458,572 thereafter.

Included in the amounts above are leases with real estate partnerships in which certain of the Company's then current executive officers had ownership interests. Rent expense under these leases was $169, $808 and $2,002 for 1998, 1997 and 1996, respectively.

LITIGATION

The Company is involved in various claims and lawsuits incidental to its business, including claims arising from accidents at its fitness centers. In the opinion of management, the Company is adequately insured against such claims and lawsuits, and any ultimate liability arising out of such claims and lawsuits will not have a material adverse effect on the financial condition or results of operations of the Company.

TRANSACTIONS WITH ENTERTAINMENT

In January 1996, the Company and Entertainment entered into a Trademark License Agreement pursuant to which Entertainment (Park Place Entertainment Corporation after various transactions) licenses the use of the name "Bally" and certain trademarks, trade names and service marks to the Company in connection with its fitness center business. The license is for a period of ten years, subject to termination in certain circumstances. The Company paid no royalty or license fee for 1996 and pays a fee of $1,000 per year thereafter. Following the initial ten-year term, the Company has an option to renew the license for an additional five-year period at a rate equal to the greater of the then market rate or $1,000 per year.

In connection with the Spin-off, Entertainment purchased a fitness center from the Company for $6,200. The Company and Entertainment entered into a management agreement pursuant to which the Company provided certain administrative services to Entertainment in connection with the operation of this fitness center, including membership contract processing, membership card issuance, collections, processing cash receipts and renewal solicitation. Entertainment paid the Company a management fee equal to 4% of membership revenues and 2% of total revenues of this fitness center for these services, which was $53 for the first four months of 1998, $213 for 1997, and $279 for 1996. The management agreement was assigned to an unrelated third party on April 15, 1998. In addition, Entertainment purchased from the Company all of the shares of capital stock and warrants to purchase shares of capital stock of Holmes Place PLC owned by the Company, as well as a note receivable from Holmes Place PLC held by the Company, for $1,800. For financial accounting purposes, because of Entertainment's ownership interest at the time, the excess of the sales price over the historical net book value of the fitness center and Holmes Place PLC assets of $5,988 was accounted for as an increase to stockholders' equity, net of income taxes of $2,096.

                     BALLY TOTAL FITNESS HOLDING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (All dollar amounts in thousands, except share data)


In January 1996, the Company and Entertainment entered into a Transitional Services Agreement pursuant to which Entertainment provided the Company certain services for a period of one year following the Spin-off. The services provided to the Company by Entertainment included services relating to insurance, tax matters, accounting and other financial services and the administration of employee benefit programs. The Company provided payroll services to Entertainment during this period. The net amount charged to the Company by Entertainment in 1996 pursuant to the Transitional Services Agreement was $2,344, based on the costs incurred for such services. Prior to the Spin-off, the Company and Entertainment reimbursed each other for the proportionate share of costs (salaries, benefits, rent, etc.) related to employees performing functions on behalf of both companies, based on estimates of time spent on behalf of each company. Management believes that the method used to allocate these costs was reasonable. In addition, certain of the Company's insurance coverage was obtained by Entertainment pursuant to corporate-wide programs and Entertainment charged the Company its proportionate share of the respective insurance premiums, which in 1996 totaled $4,625.

Pursuant to the Transitional Services Agreement, the Company indemnified Entertainment against (i) debts and liabilities of the Company and (ii) liabilities relating to litigation currently pending or claims, controversies or other causes of action relating to the Company's business arising through the Distribution Date. The Transitional Services Agreement also provided for the payment by the Company of $15,200 due Entertainment under the prior tax sharing agreement (plus interest at 10% per annum from the Distribution Date). At the time of the Merger, the $15,200 of indebtedness was forgiven by Hilton, which the Company reflected as an extraordinary gain. The Company also paid interest, calculated primarily at a prime rate, on advances from Entertainment. Interest paid to Entertainment was $1,551 for 1996.

                     BALLY TOTAL FITNESS HOLDING CORPORATION

                               SUPPLEMENTARY DATA

            QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)
              (All dollar amounts in millions, except share data)

                                               QUARTERS ENDED
                           -------------------------------------------------------
                              MARCH 31,    JUNE 30,    SEPTEMBER 30, DECEMBER 31,
                           ------------- ------------- ------------- -------------
                            1998   1997   1998   1997   1998   1997   1998   1997
                           ------ ------ ------ ------ ------ ------ ------ ------

Net revenues               $184.5 $168.4 $180.9 $161.8 $189.6 $165.1 $187.5 $165.7

Operating income             11.9    6.2   11.6    3.2   13.8     .9   15.5    9.6

Income (loss) before
  extraordinary item          2.1   (5.7)   2.0   (7.3)   4.3  (10.3)   4.9    (.2)

Extraordinary loss
  on extinguishment of
  debt                                                                       (21.4)

Net income (loss)             2.1   (5.7)   2.0   (7.3)   4.3  (10.3)   4.9  (21.6)

Basic earnings (loss) per
  common share:
    Income (loss) before
      extraordinary item   $  .10 $ (.46) $ .09 $ (.59) $ .18 $ (.60)$  .21 $ (.01)
    Extraordinary
      loss on extin-
      guishment of debt                                                      (1.04)
    Net income (loss)         .10   (.46)   .09   (.59)   .18   (.60)   .21  (1.05)

Diluted earnings (loss)
  per common share:
    Income (loss) before
      extraordinary item   $  .09 $ (.46) $ .08 $ (.59) $ .16 $ (.60)$  .19 $ (.01)
    Extraordinary
      loss on extin-
      guishment of debt                                                      (1.04)
    Net income (loss)         .09   (.46)   .08   (.59)   .16   (.60)   .19  (1.05)

------------

1.  The Company's operations are subject to seasonal factors.

2. The extraordinary loss on extinguishment of debt for the quarter ended December 31, 1997 resulted from a refinancing of the Company's subordinated debt and credit facility.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Item 9 is inapplicable.

PART III

Part III (except for certain information relating to Executive Officers included in Part I) is omitted. The Company intends to file with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended December 31, 1998 a definitive proxy statement containing such information pursuant to Regulation 14A of the Securities Exchange Act of 1934 and such information shall be deemed to be incorporated herein by reference from the date of filing such document.

PART IV

ITEM 14. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)1. INDEX TO FINANCIAL STATEMENTS

      Report of independent auditors                                        23
      Consolidated balance sheets at December 31, 1998 and 1997             24
      For each of the three years in the period ended December 31, 1998:
           Consolidated statements of operations                            26
           Consolidated statements of stockholders' equity                  27
           Consolidated statements of cash flows                            28
      Notes to consolidated financial statements                            30
      Supplementary data:
        Quarterly consolidated financial information (unaudited)            46

(a)2. INDEX TO FINANCIAL STATEMENT SCHEDULES

      Schedule II  Valuation and qualifying accounts for each of the
        three years in the period ended December 31, 1998                  S-1

      All other schedules specified under Regulation S-X for the Company are omitted because they are either not applicable or required under the instructions, or because the information required is already set forth in the consolidated financial statements or related notes thereto.

(a)3.   INDEX TO EXHIBITS

   1.1 Purchase Agreement dated December 9, 1998 among Bally Total Fitness Holding Corporation and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Jefferies & Company, Inc.

  *3.1 Restated Certificate of Incorporation of the Company (filed as an exhibit to the Company's registration statement on Form S-1 filed January 3, 1996, registration no. 33-99844).

  *3.2 Amended and Restated By-Laws of the Company (filed as an exhibit to the Company's registration statement on Form S-1 filed January 3, 1996, registration no. 33-99844).

  *4.1 Registration Statement on Form 8-A/A dated January 3, 1996 (file no. 0-27478).

  *4.2 Form of Rights Agreement dated as of January 5, 1996 between the Company and LaSalle National Bank (filed as an exhibit to the Company's registration statement on Form S-1 filed January 3, 1996, registration no. 33-99844).

  *4.3 Indenture dated as of October 7, 1997 between the Company and First Trust National Association, as Trustee, including the form of Old Note and form of New Note (filed as an exhibit to the Company's registration statement on Form S-4 filed October 31, 1997, registration no. 333-39195).

  *4.4 Warrant Agreement dated as of December 29, 1995 between Entertainment and the Company (filed as an exhibit to the Company's registration statement on Form S-1 filed January 3, 1996, registration no. 33-99844).

  *4.5 Registration Rights Agreement dated as of December 29, 1995 between Entertainment and the Company (filed as an exhibit to the Company's registration statement on Form S-1 filed January 3, 1996, registration no. 33-99844).

 **4.6 Warrant Agreement dated as of July 11, 1997 between the Company and Ladenburg Thalmann Capital Corporation.

 **4.7 First Amendment dated as of August 5, 1997 to the Warrant Agreement between the Company and Ladenburg Thalmann Capital Corporation.

 **4.8 Registration Rights Agreement dated as of July 11, 1997 between the Company and Ladenburg Thalmann Capital Corporation.

   4.9 Indenture dated as of December 16, 1998 between Bally Total Fitness Holding Corporation and U.S. Bank Trust National Association, as Trustee, including the form of Series C Notes and form of Series D Notes.

   4.10 Registration Rights Agreement dated as of December 16, 1998 among Bally Total Fitness Holding Corporation and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Jefferies & Company, Inc.

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

 *10.12 Management Agreement dated as of January 9, 1996 between Entertainment and the Company (filed as an exhibit to the Company's Annual Report on Form 10- K, file no. 0-27478, for the fiscal year ended December 31,
        1995).

 *10.13 The Company's 1996 Non-Employee Directors' Stock Option Plan (filed as an exhibit to the Company's registration statement on Form S-1 filed January 3, 1996, registration no. 33-99844).

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

 *10.26 Employment Agreement effective as of October 7, 1996 between the Company and John H. Wildman (filed as an exhibit to the Company's Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31,
        1996).

**10.27 Employment Agreement effective as of January 1, 1998 between the Company and Lee S. Hillman (filed as an exhibit to the Company's Quarterly Report in Form 10-Q, file no. 0-27478, for the quarter ended March 31,
        1998).

**10.28 Employment Agreement effective as of January 1, 1998 between the Company and John W. Dwyer (filed as an exhibit to the Company's Quarterly Report in Form 10-Q, file no. 0-27478, for the quarter ended September 30,
        1998).

**10.29 Employment Agreement effective as of January 1, 1998 between the Company and Harold Morgan (filed as an exhibit to the Company's Quarterly Report in Form 10-Q, file no. 0-27478, for the quarter ended September 30,
        1998).

**10.30 Employment Agreement effective as of January 1, 1998 between the Company and John Wildman (filed as an exhibit to the Company's Quarterly Report in Form 10-Q, file no. 0-27478, for the quarter ended September 30,
        1998).

  10.31 Second Amendment dated as of December 8, 1998 to the Company's Credit Agreement.

  21    List of subsidiaries of the Company.

  23    Consent of Ernst & Young LLP.

  27.1 Financial Data Schedule for December 31, 1998 (filed electronically only).

  27.2 Amended Financial Data Schedule for December 31, 1997 (filed electronically only).

**27.3 Restated Financial Data Schedule for December 31, 1996 (filed electronically only as an exhibit to the Company's Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 1997).

**99.1 Physical Rehabilitation Services Development Agreement between Continucare Outpatient Rehabilitation Management, Inc. and BFIT Rehabilitation Services, Inc. (filed as an exhibit to the Company's registration statement on Form S-3 filed July 16, 1997, registration no. 333-24175).
----------

     *      Incorporated herein by reference as indicated.

    **      Filed previously.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         BALLY TOTAL FITNESS HOLDING CORPORATION

Dated: March 18, 1999      By:  /s/ Lee S. Hillman
                               -------------------------------------------------
                               Lee S. Hillman
                               President, Chief Executive Officer and
                               Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. This report may be signed in multiple identical counterparts all of which, taken together, shall constitute a single document.

Dated: March 18, 1999      By:  /s/ Lee S. Hillman
                               -------------------------------------------------
                               Lee S. Hillman
                               President, Chief Executive Officer and
                               Director
                               (principal executive officer)

Dated: March 18, 1999      By:  /s/ John W. Dwyer
                               -------------------------------------------------
                               John W. Dwyer
                               Executive Vice President, Chief Financial
                               Officer and Treasurer
                               (principal financial officer)

Dated: March 18, 1999      By:  /s/ Geoffrey M. Scheitlin
                               -------------------------------------------------
                               Geoffrey M. Scheitlin
                               Vice President and Controller
                               (principal accounting officer)

Dated: March 18, 1999      By:  /s/ Arthur M. Goldberg
                               -------------------------------------------------
                               Arthur M. Goldberg
                               Chairman of the Board of Directors

Dated: March 18, 1999      By:  /s/ Aubrey C. Lewis
                               -------------------------------------------------
                               Aubrey C. Lewis
                               Director

Dated: March 18, 1999      By:  /s/ J. Kenneth Looloian
                               -------------------------------------------------
                               J. Kenneth Looloian
                               Director

Dated: March 18, 1999      By:  /s/ James F. Mc Anally, M.D.
                               -------------------------------------------------
                               James F. Mc Anally, M.D.
                               Director

Dated: March 18, 1999      By:  /s/ Liza M. Walsh
                               -------------------------------------------------
                               Liza M. Walsh
                               Director

                     BALLY TOTAL FITNESS HOLDING CORPORATION

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                  Years ended December 31, 1998, 1997 and 1996
                        (All dollar amounts in thousands)


                                           ADDITIONS
                                      --------------------
                                      CHARGED
                                      TO COSTS   CHARGED
                          BALANCE AT    AND      TO OTHER                 BALANCE
                          BEGINNING   EXPENSES   ACCOUNTS   DEDUCTIONS    AT END
DESCRIPTION                OF YEAR       (A)        (B)         (C)       OF YEAR
-----------               ----------  ---------  ---------  -----------  ---------
1998:
  Allowance for doubtful
   receivables and
   cancellations          $   80,531  $ 118,604  $ 134,590   $ 227,424   $ 106,301
                          ==========  =========  =========   =========   =========
1997:
  Allowance for doubtful
   receivables and
   cancellations          $   86,095  $  96,078  $ 107,660   $ 209,302   $  80,531
                          ==========  =========  =========   =========   =========
1996:
  Allowance for doubtful
   receivables and
   cancellations          $  112,528  $  80,350  $ 111,736   $ 218,519   $  86,095
                          ==========  =========  =========   =========   =========

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