Form 10-Q
period 1999-03-31
BALLY TOTAL FITNESS HOLDING CORP
filed 1999-05-17
CIK 770944

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the period ended March 31, 1999


                                       or


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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of he Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: X No:

As of April 30, 1999, 23,304,249 shares of the registrant's common stock were outstanding.

                     BALLY TOTAL FITNESS HOLDING CORPORATION


                                      INDEX

                                                                        PAGE
                                                                      NUMBER
                                                                      ------

PART I.  FINANCIAL INFORMATION

  Item 1.  Financial statements:

     Condensed consolidated balance sheets (unaudited)
       March 31, 1999 and December 31, 1998..........................      1

     Consolidated statements of operations (unaudited)
       Three months ended March 31, 1999 and 1998....................      2

     Consolidated statement of stockholders' equity (unaudited)
       Three months ended March 31, 1999.............................      3

     Consolidated statements of cash flows (unaudited)
       Three months ended March 31, 1999 and 1998....................      4

     Notes to condensed consolidated financial statements
       (unaudited)...................................................      6

  Item 2.  Management's discussion and analysis of financial
              condition and results of operations....................      9


PART II.  OTHER INFORMATION

  Item 6.  Exhibits and reports on Form 8-K..........................     12


SIGNATURE PAGE.......................................................     13

                     BALLY TOTAL FITNESS HOLDING CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)



                                                        MARCH 31    DECEMBER 31
                                                            1999           1998
                                                    ------------    -----------

                     ASSETS

Current assets:
  Cash and equivalents............................. $     50,688    $    64,382
  Installment contracts receivable, net............      210,659        199,979
  Other current assets.............................       32,606         34,212
                                                    ------------    -----------
    Total current assets...........................      293,953        298,573

Installment contracts receivable, net..............      236,413        222,147
Property and equipment, less accumulated
  depreciation and amortization of $351,157
  and $340,702.....................................      380,738        361,300
Intangible assets, less accumulated
  amortization of $60,052 and $58,844                    104,248        101,815
Deferred income taxes..............................       21,191         17,430
Deferred membership origination costs..............      100,977         97,901
Other assets.......................................       32,466         29,679
                                                    ------------    -----------
                                                    $  1,169,986    $ 1,128,845
                                                    ============    ===========

       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable................................. $     38,763    $    40,957
  Income taxes payable.............................        2,752          2,608
  Deferred income taxes............................       22,679         18,919
  Accrued liabilities..............................       61,347         48,596
  Current maturities of long-term debt.............        6,916          5,799
  Deferred revenues................................      291,460        282,806
                                                    ------------    -----------
    Total current liabilities......................      423,917        399,685

Long-term debt, less current maturities............      485,569        482,199
Other liabilities..................................        6,177          6,226
Deferred revenues..................................       85,454         78,952

Stockholders' equity...............................      168,869        161,783
                                                    ------------    -----------
                                                    $  1,169,986    $ 1,128,845
                                                    ============    ===========



                             See accompanying notes

                     BALLY TOTAL FITNESS HOLDING CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)



                                                                   THREE MONTHS
                                                                 ENDED MARCH 31
                                                        -----------------------
                                                              1999         1998
                                                        ----------   ----------
Net revenues:
  Membership revenues --
    Initial membership fees on financed
      memberships originated........................... $  126,730   $  113,188
     Initial membership fees on paid-in-full
       memberships originated..........................      6,670        9,858
     Dues collected....................................     59,968       51,573
     Change in deferred revenues.......................    (13,437)     (10,147)
                                                        ----------   ----------
                                                           179,931      164,472

  Finance charges earned...............................     13,983       11,147
  Fees and other.......................................     14,281        8,869
                                                        ----------   ----------
                                                           208,195      184,488
Operating costs and expenses:
  Fitness center operations............................    112,989      103,122
  Member processing and collection centers.............     10,127       10,591
  Advertising..........................................     13,773       13,500
  General and administrative...........................      6,688        6,305
  Provision for doubtful receivables...................     36,815       32,392
  Depreciation and amortization........................     12,395       12,743
  Change in deferred membership origination costs......     (2,889)      (6,092)
                                                        ----------   ----------
                                                           189,898      172,561
                                                        ----------   ----------
Operating income.......................................     18,297       11,927
Interest income........................................        861          551
Interest expense.......................................    (12,297)     (10,206)
                                                        ----------   ----------
Income before income taxes and cumulative
  effect of a change in accounting principle...........      6,861        2,272
Income tax provision ..................................       (150)        (200)
                                                        ----------   ----------
Income before cumulative effect of a change in
  accounting principle.................................      6,711        2,072
Cumulative effect of a change in accounting principle,
  net of income tax....................................       (262)
                                                        ----------   ----------
Net income ............................................ $    6,449   $    2,072
                                                        ==========   ==========
Earnings per common share:
  Income before cumulative effect of a change
    in accounting principle............................ $      .29   $      .10
  Cumulative effect of a change in accounting
    principle..........................................       (.01)
                                                        ----------   ----------
  Net income per common share.......................... $      .28   $      .10
                                                        ==========   ==========
Earnings per common share --assuming dilution:
  Income before cumulative effect of a change in
    accounting principle............................... $      .25   $      .09
  Cumulative effect of a change in accounting
    principle..........................................       (.01)
                                                        ----------   ----------
  Net income per common share--assuming dilution....... $      .24   $      .09
                                                        ==========   ==========



                             See accompanying notes

                     BALLY TOTAL FITNESS HOLDING CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        (In thousands, except share data)
                                   (Unaudited)



                                       COMMON STOCK                                   UNEARNED
                                     -------------------                            COMPENSATION   COMMON      TOTAL
                                       NUMBER      PAR    CONTRIBUTED  ACCUMULATED  (RESTRICTED   STOCK IN  STOCKHOLDERS'
                                     OF SHARES    VALUE     CAPITAL      DEFICIT       STOCK)     TREASURY     EQUITY
                                     ----------   -----   -----------  -----------  ------------  --------  -------------

Balance at December 31, 1998.......  23,373,393   $ 239    $ 488,046   $ (309,306)     $ (7,978)  $ (9,218)    $ 161,783

Net income.........................                                         6,449                                  6,449

Issuance of common stock under
  stock purchase and option plans..      76,277       1          636                                                 637
                                     ----------   -----    ---------   ----------      --------   --------     ---------

Balance at March 31, 1999..........  23,449,670   $ 240    $ 488,682   $ (302,857)     $ (7,978)  $ (9,218)    $ 168,869
                                     ==========   =====    =========   ==========      ========   ========     =========



                             See accompanying notes

                     BALLY TOTAL FITNESS HOLDING CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)



                                                                   THREE MONTHS
                                                                 ENDED MARCH 31
                                                        -----------------------
                                                              1999         1998
                                                        ----------   ----------

OPERATING:
  Income before cumulative effect of a change
    in accounting principle............................ $    6,711   $    2,072
  Adjustments to reconcile to cash provided--
    Depreciation and amortization, including
      amortization included in interest expense........     13,122       13,284
    Provision for doubtful receivables.................     36,815       32,392
    Change in operating assets and
      liabilities......................................    (40,340)     (47,670)
                                                        ----------   ----------
      Cash provided by operating activities............     16,308           78

INVESTING:
  Purchases and construction of property
    and equipment......................................    (24,964)     (13,423)
  Acquisitions of businesses...........................       (819)
  Other, net...........................................     (3,000)
                                                        ----------   ----------
      Cash used in investing activities ...............    (28,783)     (13,423)

FINANCING:
  Debt transactions --
    Redemption of 13% Senior Subordinated
      notes due 2003...................................                 (24,021)
    Repayments of other long-term debt.................     (1,856)      (1,939)
                                                        ----------   ----------
      Cash used in debt transactions...................     (1,856)     (25,960)

  Equity transactions --
    Proceeds from issuance of common stock under
      stock purchase and option plans..................        637          269
                                                        ----------   ----------
      Cash used in financing activities................     (1,219)     (25,691)
                                                        ----------   ----------
Decrease in cash and equivalents.......................    (13,694)     (39,036)
Cash and equivalents, beginning of period..............     64,382       61,679
                                                        ----------   ----------
Cash and equivalents, end of period.................... $   50,688   $   22,643
                                                        ==========   ==========



                                   (continued)


                     BALLY TOTAL FITNESS HOLDING CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)
                                 (In thousands)
                                   (Unaudited)



                                                                   THREE MONTHS
                                                                 ENDED MARCH 31
                                                        -----------------------
                                                              1999         1998
                                                        ----------   ----------


SUPPLEMENTAL CASH FLOWS INFORMATION:

  Changes in operating assets and liabilities,
    were as follows --
      Increase in installment contracts
        receivable..................................... $  (61,761)  $  (60,846)
      (Increase) decrease in other current and
        other assets...................................        877       (1,464)
      Increase in deferred membership
        origination costs..............................     (2,889)      (6,092)
      Increase (decrease) in accounts payable..........     (2,194)       4,293
      Increase in income taxes payable.................        144          280
      Increase in accrued and other
        liabilities....................................     12,046        6,012
      Increase in deferred revenues....................     13,437       10,147
                                                        ----------   ----------
                                                        $  (40,340)  $  (47,670)
                                                        ==========   ==========

  Cash payments for interest and income taxes
    were as follows --
      Interest paid.................................... $    4,540   $    5,604
      Interest capitalized.............................       (276)        (170)
      Income taxes (refunded) paid, net................          6          (80)

  Investing and financing activities exclude the
    following non-cash transactions --
      Acquisition of property and equipment
        through capital leases/borrowings..............      2,882        1,933
      Debt, including assumed debt, related to
        acquisitions of businesses.....................      3,417



                             See accompanying notes.

                     BALLY TOTAL FITNESS HOLDING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (All dollar amounts in thousands)
                                   (Unaudited)



BASIS OF PRESENTATION

      The accompanying condensed consolidated financial statements include the accounts of Bally Total Fitness Holding Corporation (the "Company") and the subsidiaries which it controls. The Company through its subsidiaries, is a nationwide commercial operator of fitness centers with approximately 335 facilities concentrated in 27 states and Canada. The Company operated in one industry segment, and all significant revenues arise from the commercial operation of fitness centers, primarily in major metropolitan markets in the United States. Unless otherwise specified in the text, references to the Company include the Company and its subsidiaries. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

      All adjustments have been recorded which are, in the opinion of management, necessary for a fair presentation of the condensed consolidated balance sheets of the Company at March 31, 1999, its consolidated statements of operations and cash flows for the three months ended March 31, 1999 and 1998, and its consolidated statement of stockholders' equity for the three months ended March 31, 1999. All such adjustments were of a normal recurring nature.

      The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles which require the Company's management to make estimates and assumptions that affect the amounts reported therein. Actual results could vary from such estimates. In addition, certain reclassifications have been made to prior period financial statements to conform with the 1999 presentation.

SEASONAL FACTORS

      The Company's operations are subject to seasonal factors and, therefore, the results of operations for the three months ended March 31, 1999 and 1998 are not necessarily indicative of the results of operations for the full year.

ACQUISITIONS

      During the first quarter of 1999, the Company acquired five fitness centers; four located in the Seattle area and one in the San Francisco area. The total purchase price of the five centers was $4,236.

                     BALLY TOTAL FITNESS HOLDING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (All dollar amounts in thousands)
                                   (Unaudited)



INSTALLMENT CONTRACTS RECEIVABLE

                                                      MARCH 31     DECEMBER 31
                                                          1999            1998
                                                    ----------     -----------

Current:
  Installment contracts receivable................. $  318,319      $  294,880
    Unearned finance charges.......................    (40,323)        (35,792)
    Allowance for doubtful receivables
      and cancellations............................    (67,337)        (59,109)
                                                    ----------      ----------
                                                    $  210,659      $  199,979
                                                    ==========      ==========

Long-term:
  Installment contracts receivable................. $  310,580      $  287,443
    Unearned finance charges.......................    (20,395)        (18,104)
    Allowance for doubtful receivables
      and cancellations............................    (53,772)        (47,192)
                                                    ----------      ----------
                                                    $  236,413      $  222,147
                                                    ==========      ==========



ALLOWANCE FOR DOUBTFUL RECEIVABLES AND CANCELLATIONS

A summary of the allowance for doubtful receivables and cancellations activity is as follows:

                                                                  QUARTER ENDED
                                                                       MARCH 31
                                                           --------------------
                                                               1999        1998
                                                           --------    --------

Balance at beginning of period...........................  $106,301    $ 80,531
Contract cancellations and
  write-offs of uncollectible
  amounts, net of recoveries.............................   (63,807)    (54,767)
Provision for cancellations
  (classified as a direct
   reduction of revenues)................................    41,800      37,315
Provision for doubtful
  receivables............................................    36,815      32,392
                                                           --------    --------

Balance at end of period.................................  $121,109    $ 95,471
                                                           ========    ========

                     BALLY TOTAL FITNESS HOLDING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (All dollar amounts in thousands)
                                   (Unaudited)



EARNINGS PER COMMON SHARE

      Basic earnings per common share for each period is computed based on the weighted average number of shares of common stock outstanding of 23,202,709 in 1999 and 20,579,571 in 1998. Diluted earnings per common share for each period includes the addition of common stock equivalents of 3,589,750 and 3,685,457 in 1999 and 1998, respectively. Common stock equivalents represent the dilutive effect of the assumed exercise of outstanding warrants and stock options.

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE

      In April 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, Reporting the Costs of Start-up Activities. The SOP is effective beginning on January 1, 1999, and requires that start-up costs including organization costs capitalized prior to January 1, 1999 be written-off and any future start-up costs be expensed as incurred. The Company's unamortized start-up costs at January 1, 1999 were written off and reported as a cumulative effect of a change in accounting principle, net of tax, in accordance with APB Opinion No. 20.

SUBSEQUENT EVENT

      In April 1999, the Company amended its $160,000 securitization facility extending the initial maturity to July 2001. The interest rate on the $145,500 of fixed rate accounts receivable trust certificates remained unchanged at 8.43%. The interest rate on the $14,500 of floating rate accounts receivable trust certificates is 3.01% above the London Interbank Offer Rate with the interest capped at 8.99% pursuant to an interest rate cap agreement. The remaining features of the securitization facility remained substantially unchanged.

                     BALLY TOTAL FITNESS HOLDING CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS



COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

      Net revenues for the first quarter of 1999 was $208.2 million compared to $184.5 million in 1998, an increase of $23.7 million (13%). Net revenues from comparable fitness centers increased 9%. This significant increase in net revenues resulted from the following:

       - Total new membership units sold increased 5% and the weighted average selling price of membership contracts sold increased 6% over the prior year quarter. As a result, initial membership fees originated increased $10.4 million (8%), consisting of a $13.6 million(12%) increase in financed memberships originated offset, in part, by a planned $3.2 million (32%) decrease in paid-in-full memberships originated. The increase in new membership units sold was almost entirely attributable to the sale of higher margin multi-club membership plans.

       - Dues collected increased $8.4 million (16%) from the 1998 quarter, reflecting both continued improvements in member retention and previously implemented pricing strategies.

       - Finance charges earned during the first quarter of 1999 increased $2.8 million (25%) compared to the 1998 quarter, due to the growth in size and quality of the receivables portfolio. The average interest rate for finance charges to members was substantially unchanged between the periods. The percentage of accounts current with all contractual payments as of March 31, 1999, was 88% compared to 87% as of March 31, 1998. The amount of receivables written off in the 1999 period, 11% of average receivables, was unchanged from the first quarter of 1998.

       - Fees and other revenues increased $5.4 million (61%) over the 1998 quarter, primarily reflecting the increase sales of personal training services and nutritional and other retail products.

      The weighted average number of fitness centers increased to 329 in the first quarter of 1999 from 313 in the first quarter of 1998, including an increase to 15 from five operating under three upscale brands: Bally Sports Club, Pinnacle Fitness and Gorilla Sports.

      Operating income for the first quarter of 1999 was $18.3 million compared to $11.9 million in 1998. The increase of $6.4 million (54%) was due to the increase in revenues of $23.7 million (13%) partially offset by a $17.3 million (10%) increase in operating costs and expenses. Excluding the provision for doubtful receivables and the effect of deferral accounting, operating costs and expenses increased $9.7 million (7%) from 1998. Fitness center operating expenses increased $9.9 million (10%) due principally to costs supporting the growth of new service and product offerings, incremental costs of operating new fitness centers and additional commissions from the growth in initial membership fees originated. A substantial portion of the commission expense is deferred through deferral accounting. Member processing and collection center expenses decreased 5%, while general and administrative expenses and advertising expenses increased an average of 3% quarter over quarter.

      The provision for doubtful receivables, included in operating costs and expenses, for the first quarter of 1999 was $36.8 million compared to $32.4 million in 1998, an increase of $4.4 million due to the increase in initial membership fees on financed memberships originated. The total provision rate, inclusive of provision for cancellations, which is reflected in the financial statements as a direct reduction of initial membership fees on financed memberships originated, was 41% of gross financed originations during each of the periods.

                     BALLY TOTAL FITNESS HOLDING CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - CONTINUED



      Deferral accounting reduced earnings by $6.5 million for 1999 compared to 1998. This decrease reflects the combined impact of a decrease in revenues of $3.3 million and an increase in expenses of $3.2 million.

      Interest expense was $12.3 million for the first quarter of 1999 compared to $10.2 million in 1998. The $2.1 million increase was due to higher levels of debt incurred.

      The income tax provisions for the first quarter of 1999 and 1998 reflect state income taxes only. The federal provisions were offset by the utilization of prior years' net operating losses.

LIQUIDITY AND CAPITAL RESOURCES

      Cash provided by operating activities for the first quarter of 1999 was $16.3 million compared to $.1 million in 1998. The quarter over quarter improvement of $16.2 million principally reflects the continued growth in overall collections from installment contracts receivable and monthly dues. Net installment contracts receivable grew $24.9 million during the quarter compared to $28.5 million in 1998. Excluding the growth in receivables, operating activities for the 1999 quarter provided cash of $41.2 million compared to $28.6 million for 1998.

      We have no scheduled principal payments under our $300.0 million subordinated debt until October 2007. In April 1999, we extended the initial maturity of our $160.0 million securitization facility to July 2001. Accordingly, our debt service requirements, including interest, for the next 12 months are approximately $53.0 million. We believe that we will be able to satisfy our annual debt service requirements, capital expenditures and stock repurchases, if any, out of available cash balances, cash flow from operations and, if necessary, borrowings on the revolving credit facility.

      Our revolving credit facility provides up to $100.0 million of credit through November 2000. The maximum amount currently available under this credit facility is $90.0 million. The amount available under the credit line is reduced by any outstanding letters of credit, which cannot exceed $30.0 million. At March 31, 1999, the credit line was unused except for outstanding letters of credit totaling $3.7 million.

      We are authorized to repurchase up to 1,500,000 shares of our common stock on the open market from time to time. As of May 10, 1999, we have repurchased 554,800 shares at an average price of $17 per share. No purchases have been made since September 1998.

      We invest approximately $10.0 million to $15.0 million annually to maintain and make minor upgrades to our existing facilities. In addition, during the first quarter of 1999, we invested approximately $21.0 million in the development of new fitness centers and to refurbish and make major upgrades, including new equipment, to our existing fitness centers. Six new facilities were opened during the first quarter of 1999. This is consistent with our plan to invest approximately $30.0 million to $35.0 million in the development of new fitness centers and open approximately 20 new fitness centers during 1999. We also acquired five fitness centers during the first quarter of 1999; four in the Seattle area and one in the San Francisco area.

                     BALLY TOTAL FITNESS HOLDING CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - CONTINUED



YEAR 2000

      We have completed an assessment of whether our systems and those of third parties which could have a material impact on our business will function properly with respect to dates in 2000 and thereafter. We have determined that our payroll applications require modification. The remaining modifications are expected to be completed in mid-1999 at an aggregate cost of less then $.1 million. We believe the only third parties that could have a material impact on our business are the major financial institutions that process our collections of installment receivables and monthly dues by electronic payment methods. We believe these financial institutions are currently working on modifications to their internal systems to insure those systems will function properly with respect to dates in 2000 and thereafter and expect these modifications will be completed in 1999. We do not anticipate that noncompliance, if any, with Year 2000 of any of our non-information technology systems, such as embedded microcontrollers, will materially or adversely affect our business. We are currently undertaking an analysis of worst-case scenarios and developing contingency plans to deal with these scenarios.

FORWARD-LOOKING STATEMENTS

      Forward-looking statements in this Form 10-Q including, without limitation, statements relating to our plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These factors include, among others, the following: general economic and business conditions; competition; success of operating initiatives, advertising and promotional efforts; existence of adverse publicity or litigation; acceptance of new product offerings; changes in business strategy or plans; quality of management; availability, terms, and development of capital; business abilities and judgment of personnel; changes in, or the failure to comply with, government regulations; regional weather conditions; failure of entities that provide goods and services to us to be year 2000 compliant; and other factors described in this Form 10-Q or in other of our filings with the Securities and Exchange Commission. We are under no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                     BALLY TOTAL FITNESS HOLDING CORPORATION

                           PART II. OTHER INFORMATION



Item 6.   Exhibits and reports on Form 8-K

   (a)    Exhibits:

          10.1 Employment Agreement effective as of September 1, 1998 between the Company and William Fanelli.

          10.2 First Amendment to the Series 1996-1 Supplement to Amended and Restated Pooling and Servicing Agreement dated as of April 27, 1999 among H&T Receivable Funding Corporation, as Transferor, Bally Total Fitness Corporation, as Servicer, and Texas Commerce Bank National Association, as Trustee.

          27 Financial Data Schedule for March 31, 1999 (filed electronically only).

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



Dated: May 17, 1999