Form 10-Q
period 1999-06-30
BALLY TOTAL FITNESS HOLDING CORP
filed 1999-08-16
CIK 770944

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549



(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the period ended June 30, 1999


                                      or


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

As of July 31, 1999, 23,658,782 shares of the registrant's common stock were outstanding.

                     BALLY TOTAL FITNESS HOLDING CORPORATION


                                      INDEX

                                                                        PAGE
                                                                      NUMBER
                                                                      ------

PART I.  FINANCIAL INFORMATION

  Item 1.  Financial statements:

     Condensed consolidated balance sheets (unaudited)
       June 30, 1999 and December 31, 1998...........................      1

     Consolidated statements of operations (unaudited)
       Three months ended June 30, 1999 and 1998.....................      2

     Consolidated statements of operations (unaudited)
       Six months ended June 30, 1999 and 1998.......................      3

     Consolidated statement of stockholders' equity (unaudited)
       Six months ended June 30, 1999................................      4

     Consolidated statements of cash flows (unaudited)
       Six months ended June 30, 1999 and 1998.......................      5

     Notes to condensed consolidated financial statements
       (unaudited)...................................................      7

  Item 2.  Management's discussion and analysis of financial
              condition and results of operations....................     10

PART II.  OTHER INFORMATION

  Item 4.  Submission of matters to a vote of security holders.......     14

  Item 6.  Exhibits and reports on Form 8-K..........................     14


SIGNATURE PAGE.......................................................     15

                     BALLY TOTAL FITNESS HOLDING CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)


                                                         JUNE 30   DECEMBER 31
                                                            1999          1998
                                                     -----------   -----------

                         ASSETS

Current assets:
  Cash and equivalents.............................. $    13,020   $    64,382
  Installment contracts receivable, net.............     217,234       199,979
  Other current assets..............................      36,155        34,212
                                                     -----------   -----------
    Total current assets............................     266,409       298,573

Installment contracts receivable, net...............     246,278       222,147
Property and equipment, less accumulated
  depreciation and amortization of $361,150
  and $340,702......................................     401,960       361,300
Intangible assets, less accumulated
  amortization of $61,366 and $58,844...............     103,537       101,815
Deferred income taxes...............................      23,808        17,430
Deferred membership origination costs...............     103,727        97,901
Other assets........................................      36,245        29,679
                                                     -----------   -----------
                                                     $ 1,181,964   $ 1,128,845
                                                     ===========   ===========

       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable.................................. $    44,171   $    40,957
  Income taxes payable..............................       2,835         2,608
  Deferred income taxes.............................      25,297        18,919
  Accrued liabilities...............................      53,013        48,596
  Current maturities of long-term debt..............       6,989         5,799
  Deferred revenues.................................     292,388       282,806
                                                     -----------   -----------
    Total current liabilities.......................     424,693       399,685

Long-term debt, less current maturities.............     487,193       482,199
Other liabilities...................................       6,126         6,226
Deferred revenues...................................      85,481        78,952

Stockholders' equity................................     178,471       161,783
                                                     -----------   -----------
                                                     $ 1,181,964   $ 1,128,845
                                                     ===========   ===========



                             See accompanying notes

                     BALLY TOTAL FITNESS HOLDING CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)


                                                                   THREE MONTHS
                                                                  ENDED JUNE 30
                                                       ------------------------
                                                             1999          1998
                                                       ----------    ----------
Net revenues:
  Membership revenues --
    Initial membership fees on financed
      memberships originated.........................  $  118,891    $  101,422
     Initial membership fees on paid-in-full
       memberships originated........................       5,435         7,443
     Dues collected..................................      55,354        46,629
     Change in deferred revenues.....................        (839)        3,833
                                                       ----------    ----------
                                                          178,841       159,327

  Finance charges earned.............................      15,477        12,184
  Fees and other.....................................      15,506         9,884
                                                       ----------    ----------
                                                          209,824       181,395
Operating costs and expenses:
  Fitness center operations..........................     115,693       104,466
  Member processing and collection centers...........       9,711         9,620
  Advertising........................................      12,106        11,589
  General and administrative.........................       6,203         6,319
  Provision for doubtful receivables.................      34,876        29,306
  Depreciation and amortization......................      12,649        11,752
  Change in deferred membership origination costs....      (2,562)       (3,292)
                                                       ----------    ----------
                                                          188,676       169,760
                                                       ----------    ----------
Operating income.....................................      21,148        11,635
Interest income......................................         553           720
Interest expense.....................................     (12,446)      (10,301)
                                                       ----------    ----------
Income before income taxes...........................       9,255         2,054
Income tax provision ................................        (180)          (50)
                                                       ----------    ----------
Net income ..........................................  $    9,075    $    2,004
                                                       ==========    ==========
  Net income per common share--basic.................  $      .39    $      .09
                                                       ==========    ==========
  Net income per common share--assuming dilution.....  $      .34    $      .08
                                                       ==========    ==========



                             See accompanying notes

                     BALLY TOTAL FITNESS HOLDING CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)


                                                                     SIX MONTHS
                                                                  ENDED JUNE 30
                                                       ------------------------
                                                             1999          1998
                                                       ----------    ----------
Net revenues:
  Membership revenues --
    Initial membership fees on financed
      memberships originated.........................  $  245,621    $  214,610
     Initial membership fees on paid-in-full
       memberships originated........................      12,105        17,301
     Dues collected..................................     115,322        98,202
     Change in deferred revenues.....................     (14,276)       (6,314)
                                                       ----------    ----------
                                                          358,772       323,799

  Finance charges earned.............................      29,460        23,331
  Fees and other.....................................      30,297        18,800
                                                       ----------    ----------
                                                          418,529       365,930
Operating costs and expenses:
  Fitness center operations..........................     228,682       207,588
  Member processing and collection centers...........      20,348        20,258
  Advertising........................................      25,879        25,089
  General and administrative.........................      12,891        12,624
  Provision for doubtful receivables.................      71,691        61,698
  Depreciation and amortization......................      25,044        24,495
  Change in deferred membership origination costs....      (5,451)       (9,384)
                                                       ----------    ----------
                                                          379,084       342,368
                                                       ----------    ----------
Operating income.....................................      39,445        23,562
Interest income......................................       1,414         1,271
Interest expense.....................................     (24,743)      (20,507)
                                                       ----------    ----------
Income before income taxes and cumulative
  effect of a change in accounting principle.........      16,116         4,326
Income tax provision ................................        (330)         (250)
                                                       ----------    ----------
Income before cumulative effect of a change in
  accounting principle...............................      15,786         4,076
Cumulative effect of a change in accounting principle,
  net of income tax..................................        (262)
                                                       ----------    ----------
Net income ..........................................  $   15,524    $    4,076
                                                       ==========    ==========
Earnings per common share --basic:
  Income before cumulative effect of a change
    in accounting principle..........................  $      .68    $      .19
  Cumulative effect of a change in accounting
    principle........................................        (.01)
                                                       ----------    ----------
  Net income per common share--basic.................  $      .67    $      .19
                                                       ==========    ==========
Earnings per common share - assuming dilution:
  Income before cumulative effect of a change in
    accounting principle.............................  $      .59    $      .16
  Cumulative effect of a change in accounting
    principle........................................        (.01)
                                                       ----------    ----------
  Net income per common share--assuming dilution.....  $      .58    $      .16
                                                       ==========    ==========


                             See accompanying notes

                     BALLY TOTAL FITNESS HOLDING CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        (In thousands, except share data)
                                   (Unaudited)


                                       COMMON STOCK                                     UNEARNED
                                     ------------------                               COMPENSATION  COMMON        TOTAL
                                       NUMBER      PAR    CONTRIBUTED  ACCUMULATED    (RESTRICTED   STOCK IN   STOCKHOLDERS'
                                     OF SHARES    VALUE     CAPITAL      DEFICIT         STOCK)     TREASURY     EQUITY
                                     ----------   -----   -----------  -----------    -----------   --------  ------------

Balance at December 31, 1998.......  23,373,393    $ 239    $ 488,046   $ (309,306)     $ (7,978)   $ (9,218)    $ 161,783

Net income.........................                                         15,524                                  15,524

Issuance of common stock under
  stock purchase and option plans..     195,114        2        1,162                                                1,164
                                     ----------    -----    ---------   ----------      --------    --------     ---------

Balance at June 30, 1999...........  23,568,507    $ 241    $ 489,208   $ (293,782)     $ (7,978)   $ (9,218)    $ 178,471
                                     ==========    =====    =========   ==========      ========    ========     =========



                             See accompanying notes

                     BALLY TOTAL FITNESS HOLDING CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                     SIX MONTHS
                                                                  ENDED JUNE 30
                                                       ------------------------
                                                             1999          1998
                                                       ----------    ----------
OPERATING:
  Income before cumulative effect of a change
    in accounting principle..........................  $   15,786    $    4,076
  Adjustments to reconcile--
    Depreciation and amortization, including
      amortization included in interest expense......      26,603        25,602
    Provision for doubtful receivables...............      71,691        61,698
    Change in operating assets and
      liabilities....................................     (97,550)     (112,544)
                                                       ----------    ----------
      Cash provided by (used in) operating activities      16,530       (21,168)

INVESTING:
  Purchases and construction of property
    and equipment....................................     (54,199)      (28,182)
  Acquisitions of businesses and other...............      (7,027)       (2,073)
                                                       ----------    ----------
      Cash used in investing activities .............     (61,226)      (30,255)

FINANCING:
  Debt transactions --
    Redemption of 13% Senior Subordinated
      notes due 2003.................................                   (24,021)
    Repayments of other long-term debt...............      (3,605)       (3,038)
    Debt issuance and refinancing costs..............      (4,225)         (307)
                                                       ----------    ----------
      Cash used in debt transactions.................      (7,830)      (27,366)

  Equity transactions --
    Proceeds from issuance of common stock through
      public offering................................                    82,744
    Proceeds from issuance of common stock under
      stock purchase and option plans................       1,164           347
                                                       ----------    ----------
      Cash provided by (used in) financing activities      (6,666)       55,725
                                                       ----------    ----------
Increase (decrease) in cash and equivalents..........     (51,362)        4,302
Cash and equivalents, beginning of period............      64,382        61,679
                                                       ----------    ----------
Cash and equivalents, end of period..................  $   13,020    $   65,981
                                                       ==========    ==========



                                   (continued)

                     BALLY TOTAL FITNESS HOLDING CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)
                                 (In thousands)
                                   (Unaudited)


                                                                     SIX MONTHS
                                                                  ENDED JUNE 30
                                                       ------------------------
                                                             1999          1998
                                                       ----------    ----------
SUPPLEMENTAL CASH FLOWS INFORMATION:

  Changes in operating assets and liabilities
    were as follows --
      Increase in installment contracts
        receivable...................................  $ (113,077)   $ (111,806)
      Increase in other current and
        other assets.................................        (701)       (2,229)
      Increase in deferred membership
        origination costs............................      (5,451)       (9,384)
      Increase in accounts payable...................       3,214         7,388
      Increase in income taxes payable...............         227           229
      Increase (decrease) in accrued and other
        liabilities..................................       3,963        (3,056)
      Increase in deferred revenues..................      14,275         6,314
                                                       ----------    ----------
                                                       $  (97,550)   $ (112,544)
                                                       ==========    ==========

  Cash payments for interest and income taxes
    were as follows --
      Interest paid..................................  $   23,731    $   21,502
      Interest capitalized...........................        (567)         (232)
      Income taxes paid, net.........................         103            22

  Investing and financing activities exclude the
    following non-cash transactions --
      Acquisition of property and equipment
        through capital leases/borrowings............       6,284         3,814
      Debt, including assumed debt, related to
        acquisitions of businesses...................       3,417
      Acquisition of business with common stock......                     4,400



                             See accompanying notes.

                     BALLY TOTAL FITNESS HOLDING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (All dollar amounts in thousands)
                                   (Unaudited)


BASIS OF PRESENTATION

      The accompanying condensed consolidated financial statements include the accounts of Bally Total Fitness Holding Corporation (the "Company") and the subsidiaries which it controls. The Company, through its subsidiaries, is a commercial operator of fitness centers in North America, with approximately 350 facilities concentrated in 27 states and Canada. The Company operated in one industry segment, and all significant revenues arise from the commercial operation of fitness centers, primarily in major metropolitan markets. Unless otherwise specified in the text, references to the Company include the Company and its subsidiaries. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

      All adjustments have been recorded which are, in the opinion of management, necessary for a fair presentation of the condensed consolidated balance sheet of the Company at June 30, 1999, its consolidated statements of operations for the three and six months ended June 30, 1999 and 1998, its consolidated statements of cash flows for the six months ended June 30, 1999 and 1998, and its consolidated statement of stockholders' equity for the six months ended June 30, 1999. All such adjustments were of a normal recurring nature.

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

SEASONAL FACTORS

      The Company's operations are subject to seasonal factors and, therefore, the results of operations for the three and six months ended June 30, 1999 and 1998 are not necessarily indicative of the results of operations for the full year.

ACQUISITIONS

      During the first six months of 1999, the Company acquired six fitness centers; four located in the Seattle area, one in the San Francisco area and one in Chicago. The total purchase price of the six centers was $4,886.

SUBSEQUENT EVENT

      In July 1999, the Company acquired 10 upscale fitness centers located in Toronto, Canada. The purchase price included cash consideration of $8,947 with the balance financed by the sellers.

                     BALLY TOTAL FITNESS HOLDING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (All dollar amounts in thousands)
                                   (Unaudited)


INSTALLMENT CONTRACTS RECEIVABLE

                                                        JUNE 30     DECEMBER 31
                                                           1999            1998
                                                     ----------     -----------
Current:
  Installment contracts receivable                    $ 332,783       $ 294,880
    Unearned finance charges.......................     (41,992)        (35,792)
    Allowance for doubtful receivables
      and cancellations............................     (73,557)        (59,109)
                                                      ---------       ---------
                                                      $ 217,234       $ 199,979
                                                      =========       =========

Long-term:
  Installment contracts receivable                    $ 326,258       $ 287,443
    Unearned finance charges.......................     (21,240)        (18,104)
    Allowance for doubtful receivables
      and cancellations............................     (58,740)        (47,192)
                                                      ---------       ---------
                                                      $ 246,278       $ 222,147
                                                      =========       =========



ALLOWANCE FOR DOUBTFUL RECEIVABLES AND CANCELLATIONS

A summary of the allowance for doubtful receivables and cancellations activity is as follows:
                                     THREE MONTHS ENDED        SIX MONTHS ENDED
                                                JUNE 30                 JUNE 30
                                    -------------------     -------------------
                                        1999       1998         1999       1998
                                    --------   --------     --------   --------

Balance at beginning of period..... $121,109   $ 95,471     $106,301   $ 80,531
Contract cancellations and
  write-offs of uncollectible
  amounts, net of recoveries.......  (63,710)   (49,950)    (127,517)  (104,717)
Provision for cancellations
  (classified as a direct
   reduction of revenues)..........   40,022     32,709       81,822     70,024
Provision for doubtful
  receivables......................   34,876     29,306       71,691     61,698
                                    --------   --------     --------   --------

Balance at end of period........... $132,297   $107,536     $132,297   $107,536
                                    ========   ========     ========   ========

                     BALLY TOTAL FITNESS HOLDING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (All dollar amounts in thousands)
                                   (Unaudited)


EARNINGS PER COMMON SHARE

      Basic earnings per common share for each period is computed based on the weighted average number of shares of common stock outstanding of 23,325,783 and 22,430,153 for the three months ended June 30, 1999 and 1998, respectively, and 23,264,586 and 21,509,974 for the six months ended June 30, 1999 and 1998, respectively. Diluted earnings per common share for each period includes the addition of common stock equivalents of 3,683,768 and 3,991,437 for the three months ended June 30, 1999 and 1998, respectively, and 3,654,937 and 3,859,706 for the six months ended June 30, 1999 and 1998, respectively. Common stock equivalents represent the dilutive effect of the assumed exercise of outstanding warrants and stock options.

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE

      In April 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, Reporting the Costs of Start-up Activities. The SOP was effective beginning on January 1, 1999, and required that start-up costs including organization costs capitalized prior to January 1, 1999 be written-off and any future start-up costs be expensed as incurred. The Company's unamortized start-up costs at January 1, 1999 were written off and reported as a cumulative effect of a change in accounting principle, net of tax, in accordance with APB Opinion No. 20.

                     BALLY TOTAL FITNESS HOLDING CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998

      Net revenues for the second quarter of 1999 was $209.8 million compared to $181.4 million in 1998, an increase of $28.4 million (16%). Net revenues and new membership joins from comparable fitness centers increased 11% and 2%, respectively. This significant increase in net revenues resulted from the following:

      - Total new membership units sold increased 9% and the weighted average selling price of membership contracts sold increased 7% over the prior year quarter. The increase in new membership units sold was almost entirely attributable to the sale of higher margin multi-club membership plans. As a result, initial membership fees originated increased $15.5 million (14%), consisting of a $17.5 million (17%) increase in financed memberships originated offset, in part, by a planned $2.0 million (27%) decrease in paid-in-full memberships originated.

      - Dues collected increased $8.7 million (19%) from the 1998 quarter, reflecting both continued improvements in member retention and pricing strategies implemented during prior periods.

      - Finance charges earned during the second quarter of 1999 increased $3.3 million (27%) compared to the 1998 quarter, due to the growth in size and consistent higher quality of the receivables portfolio. The average interest rate for finance charges to members was substantially unchanged between the periods. The percentage of accounts current with all contractual payments was 87% as of June 30, 1999 and 1998, respectively.

      - Fees and other revenues increased $5.6 million (57%) over the 1998 quarter, primarily reflecting increased sales of personal training services, nutritional and other retail products and financial services.

      The weighted average number of fitness centers increased to 336 in the second quarter of 1999 from 319 in the second quarter of 1998, including an increase to a weighted average of 16 from 10 centers operating under three upscale brands: Bally Sports Club, Pinnacle Fitness and Gorilla Sports.

      Operating income for the second quarter of 1999 was $21.1 million compared to $11.6 million in 1998. The increase of $9.5 million (82%) was due to a $28.4 million (16%) increase in revenues partially offset by a $18.9 million (11%) increase in operating costs and expenses. Excluding the provision for doubtful receivables and the effect of deferral accounting, operating costs and expenses increased $12.6 million (9%) from 1998. Fitness center operating expenses increased $11.2 million (11%) due principally to incremental costs of operating new fitness centers, costs supporting the growth of new product and service offerings and additional commissions from the growth in initial membership fees originated. A substantial portion of the commission expense is deferred through deferral accounting. Advertising expenses increased 4%, while member processing and collection center expenses and general and administrative expenses were substantially unchanged quarter over quarter.

      The provision for doubtful receivables, included in operating costs and expenses, for the second quarter of 1999 was $34.9 million compared to $29.3 million in 1998, an increase of $5.6 million (19%) due to the increase in initial membership fees on financed memberships originated. The total provision rate, inclusive of provision for cancellations, which is reflected in the financial statements as a direct reduction of initial membership fees on financed memberships originated, was 41% of gross financed originations during each of the periods.

      Deferral accounting reduced earnings by $5.4 million for the 1999 quarter compared to 1998. This decrease reflects the combined impact of a decrease in revenues of $4.7 million and $.7 million decrease in the expense offset.

                     BALLY TOTAL FITNESS HOLDING CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - CONTINUED


      Interest expense was $12.4 million for the second quarter of 1999 compared to $10.3 million in 1998. The $2.1 million increase was due to higher levels of debt incurred.

      The income tax provisions for the second quarter of 1999 and 1998 reflect state income taxes only. The federal provisions were offset by the utilization of prior years' net operating losses.


COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998

      Net revenues for the first six months of 1999 was $418.5 million compared to $365.9 million in 1998, an increase of $52.6 million (14%). Net revenues and new membership joins from comparable fitness centers increased 10% and 1%, respectively. This significant increase in net revenues resulted from the following:

      - Total new membership units sold increased 7% and the weighted average selling price of membership contracts sold increased 7% over the prior year period. The increase in new membership units sold was almost entirely attributable to the sale of higher margin multi-club membership plans. As a result, initial membership fees originated increased $25.8 million (11%), consisting of a $31.0 million (14%) increase in financed memberships originated offset, in part, by a planned $5.2 million (30%) decrease in paid-in-full memberships originated.

      - Dues collected increased $17.1 million (17%) from the 1998 period, reflecting both continued improvements in member retention and pricing strategies implemented during prior periods.

      - Finance charges earned during the first six months of 1999 increased $6.1 million (26%) compared to the 1998 period, due to the growth in size and consistent higher quality of the receivables portfolio. The average interest rate for finance charges to members was substantially unchanged between the periods.

      - Fees and other revenues increased $11.5 million (61%) over the 1998 period, primarily reflecting increased sales of personal training services, nutritional and other retail products and financial services.

      The weighted average number of fitness centers increased to 332 in the first six months of 1999 from 317 in 1998, including an increase to a weighted average of 15 from eight centers operating under three upscale brands: Bally Sports Club, Pinnacle Fitness and Gorilla Sports.

      Operating income for the first six months of 1999 was $39.4 million compared to $23.6 million in 1998. The increase of $15.8 million (67%) was due to a $52.6 million (14%) increase in revenues partially offset by a $36.8 million (11%) increase in operating costs and expenses. Excluding the provision for doubtful receivables and the effect of deferral accounting, operating costs and expenses increased $22.8 million (8%) from 1998. Fitness center operating expenses increased $21.1 million (10%) due principally to incremental costs of operating new fitness centers, costs supporting the growth of new product and service offerings and additional commissions from the growth in initial membership fees originated. A substantial portion of the commission expense is deferred through deferral accounting. Member processing and collection center expenses were substantially unchanged, while general and administrative expenses increased approximately 2% and advertising expenses increased approximately 3% period over period.

                     BALLY TOTAL FITNESS HOLDING CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - CONTINUED


      The provision for doubtful receivables, included in operating costs and expenses, for the first six months of 1999 was $71.7 million compared to $61.7 million in 1998, an increase of $10.0 million (16%) due to the increase in initial membership fees on financed memberships originated. The total provision rate, inclusive of provision for cancellations, which is reflected in the financial statements as a direct reduction of initial membership fees on financed memberships originated, was 41% of gross financed originations during each of the periods.

      Deferral accounting reduced earnings by $11.9 million for 1999 compared to 1998. This decrease reflects the combined impact of a decrease in revenues of $8.0 million and $3.9 million decrease in the expense offset.

      Interest expense was $24.7 million for the first six months of 1999 compared to $20.5 million in 1998. The $4.2 million increase was due to higher levels of debt incurred.

      The income tax provisions for the first six months of 1999 and 1998 reflect state income taxes only. The federal provisions were offset by the utilization of prior years' net operating losses.

LIQUIDITY AND CAPITAL RESOURCES

      Cash provided by operating activities for the first six months of 1999 was $16.5 million compared to a use of $21.2 million in 1998. The period over period improvement of $37.7 million principally reflects the continued growth in overall collections from installment contracts receivable and monthly dues. Net installment contracts receivable grew $41.4 million during the six-month period compared to $50.1 million in the 1998 period. Excluding the growth in receivables, operating activities for the 1999 period provided cash of $57.9 million compared to $28.9 million for 1998.

      We have no scheduled principal payments under our $300.0 million subordinated debt until October 2007. In April 1999, the Company amended its $160.0 million securitization facility extending the initial maturity to July 2001. The interest rate on the $145.5 million of fixed rate accounts receivable trust certificates remained unchanged at 8.43%. The interest rate on the $14.5 million of floating rate accounts receivable trust certificates is 3.01% above the London Interbank Offer Rate with the interest capped at 8.99% pursuant to an interest rate cap agreement. The remaining features of the securitization facility remained substantially unchanged. Accordingly, our debt service requirements, including interest, for the next 12 months are approximately $53.3 million. We believe that we will be able to satisfy our annual debt service requirements, capital expenditures and stock repurchases, if any, out of available cash balances, cash flow from operations and borrowings on the revolving credit facility.

      Our revolving credit facility provides up to $100.0 million of credit through November 2000. The maximum amount currently available under this credit facility is $90.0 million. The amount available under the credit line is reduced by any outstanding letters of credit, which cannot exceed $30.0 million. At June 30, 1999, the credit line was unused except for outstanding letters of credit totaling $6.5 million.

      We are authorized to repurchase up to 1,500,000 shares of our common stock on the open market from time to time. As of July 31, 1999, we have repurchased 554,800 shares at an average price of $17 per share. No purchases have been made since September 1998.

                    BALLY TOTAL FITNESS HOLDING CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS - CONTINUED


      During the first six months of 1999, we invested approximately $54.0 million in property and equipment, including approximately $41.0 million in the development of new fitness centers and to refurbish and make major upgrades, including new equipment, to our existing fitness centers. We opened 11 new facilities during the first six months of 1999 which is consistent with our plan to open approximately 20 new fitness centers during 1999. We also acquired six fitness centers during the first six months of 1999; four in the Seattle area, one in the San Francisco area and one in the Chicago area.

YEAR 2000

      We have completed an assessment of whether our systems and those of third parties which could have a material impact on our business will function properly with respect to dates in 2000 and thereafter. We believe all critical system modifications have been completed and implemented except for our payroll systems. Necessary modifications to the payroll systems and initial testing has been completed. Final testing and implementation of these modifications is expected to be completed by the end of the third quarter of 1999 at an aggregate cost of less than $.1 million. We believe the only third parties that could have a material impact on our business are the major financial institutions that process our collections of installment receivables and monthly dues by electronic payment methods. We believe these financial institutions are currently working on modifications to their internal systems to insure those systems will function properly with respect to dates in 2000 and thereafter and expect these modifications will be completed in 1999. We do not anticipate that noncompliance, if any, with year 2000 of any of our non-information technology systems, such as embedded microcontrollers, will materially or adversely affect our business. We believe our worst case scenarios result primarily from third party noncompliance, if any, with year 2000. Due to our geographic dispersion, we believe the assessment of these scenarios and the development of contingency plans is not practical or feasible.

FORWARD-LOOKING STATEMENTS

      Forward-looking statements in this Form 10-Q including, without limitation, statements relating to our plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These factors include, among others, the following: general economic and business conditions; competition; success of operating initiatives, advertising and promotional efforts; existence of adverse publicity or litigation; acceptance of new product and service offerings; changes in business strategy or plans; quality of management; availability, terms, and development of capital; business abilities and judgment of personnel; changes in, or the failure to comply with, government regulations; regional weather conditions; failure of entities that provide goods and services to us to be year 2000 compliant; and other factors described in this Form 10-Q or in other of our filings with the Securities and Exchange Commission. We are under no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                     BALLY TOTAL FITNESS HOLDING CORPORATION

                           PART II. OTHER INFORMATION



ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          At the Company's annual meeting of stockholders held on June 10, 1999, the stockholders considered and voted on the following:


          Two persons nominated by the Board of Directors for election as directors of Class III for three-year terms expiring in 2002 or until their successors have been duly elected, along with the voting results which resulted in each nominee being elected as a director, were as follows:

                                             Votes             Votes
                Nominees                     cast for          withheld
                ------------------           ----------        ---------

                Arthur M. Goldberg           19,829,064          89,912
                J. Kenneth Looloian          19,826,076          92,900

          An amendment to the Company's 1996 Long-Term Incentive Plan to increase the number of shares of common stock available for grant under the plan to an aggregate of 4,600,000 shares.

                Votes cast for        17,978,159
                Votes against          1,840,755
                Votes withheld           100,062


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

   (a)    Exhibits:

          10.1 First Amendment to Employment Agreement dated as of June 10, 1999 between the Company and Lee S. Hillman.

          27.1 Financial Data Schedule for June 30, 1999 (filed electronically only).

          27.2 Restated Financial Data Schedules for March 31, 1999,
               June 30, 1998 and March 31, 1998 (filed electronically only).

   (b)    Reports on Form 8-K:

                                                           Financial
          Date                    Items                    Statements
          ----                    -----                    ----------

          April 28, 1999          #5 and #7                None

          April 30, 1999          #5 and #7                None

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



Dated: August 16, 1999