Form 10-Q
period 1999-09-30
BALLY TOTAL FITNESS HOLDING CORP
filed 1999-11-15
CIK 770944

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the period ended September 30, 1999


                                      or


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

As of October 31, 1999, 23,819,079 shares of the registrant's common stock were outstanding.

                     BALLY TOTAL FITNESS HOLDING CORPORATION


                                      INDEX

                                                                        PAGE
                                                                      NUMBER
                                                                      ------

PART I.  FINANCIAL INFORMATION

  Item 1.  Financial statements:

     Condensed consolidated balance sheets (unaudited)
       September 30, 1999 and December 31, 1998......................      1

     Consolidated statements of operations (unaudited)
       Three months ended September 30, 1999 and 1998................      2

     Consolidated statements of operations (unaudited)
       Nine months ended September 30, 1999 and 1998.................      3

     Consolidated statement of stockholders' equity (unaudited)
       Nine months ended September 30, 1999..........................      4

     Consolidated statements of cash flows (unaudited)
       Nine months ended September 30, 1999 and 1998.................      5

     Notes to condensed consolidated financial statements
       (unaudited)...................................................      7

  Item 2.  Management's discussion and analysis of financial
              condition and results of operations....................     10

PART II.  OTHER INFORMATION

  Item 6.  Exhibits and reports on Form 8-K..........................     14


SIGNATURE PAGE.......................................................     15

                     BALLY TOTAL FITNESS HOLDING CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)



                                                     SEPTEMBER 30    DECEMBER 31
                                                             1999           1998
                                                     ------------    -----------
                         ASSETS

   Current assets:
     Cash and equivalents...........................   $   12,517     $   64,382
     Installment contracts receivable, net..........      225,308        199,979
     Other current assets...........................       42,695         34,212
                                                       ----------     ----------
       Total current assets.........................      280,520        298,573

   Installment contracts receivable, net............      255,030        222,147
   Property and equipment, less accumulated
     depreciation and amortization of $371,654
     and $340,702...................................      447,040        361,300
   Intangible assets, less accumulated
     amortization of $62,649 and $58,844............      133,456        101,815
   Deferred income taxes............................       29,570         17,430
   Deferred membership origination costs............      105,335         97,901
   Other assets.....................................       35,669         29,679
                                                       ----------     ----------
                                                       $1,286,620     $1,128,845
                                                       ==========     ==========

          LIABILITIES AND STOCKHOLDERS' EQUITY

   Current liabilities:
     Accounts payable...............................   $   42,902     $   40,957
     Income taxes payable...........................        3,211          2,608
     Deferred income taxes..........................       31,059         18,919
     Accrued liabilities............................       65,449         48,596
     Current maturities of long-term debt...........        9,316          5,799
     Deferred revenues..............................      296,794        282,806
                                                       ----------     ----------
       Total current liabilities....................      448,731        399,685

   Long-term debt, less current maturities..........      548,676        482,199
   Other liabilities................................        6,075          6,226
   Deferred revenues................................       84,059         78,952

   Stockholders' equity.............................      199,079        161,783
                                                       ----------     ----------
                                                       $1,286,620     $1,128,845
                                                       ==========     ==========



                             See accompanying notes

                     BALLY TOTAL FITNESS HOLDING CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)



                                                                   THREE MONTHS
                                                             ENDED SEPTEMBER 30
                                                       ------------------------
                                                             1999          1998
                                                       ----------    ----------
Net revenues:
  Membership revenues --
     Initial membership fees on financed
       memberships originated......................... $  119,968    $  107,053
     Initial membership fees on paid-in-full
       memberships originated.........................      5,566         7,086
     Dues collected...................................     58,922        52,016
     Change in deferred revenues......................       (303)         (183)
                                                       ----------    ----------
                                                          184,153       165,972

  Finance charges earned..............................     15,086        13,573
  Products and services...............................     20,290        10,728
                                                       ----------    ----------
                                                          219,529       190,273
Operating costs and expenses:
  Fitness center operations...........................    117,705       108,809
  Member processing and collection centers............      9,962        10,357
  Advertising.........................................     12,217        10,897
  General and administrative..........................      6,975         6,775
  Provision for doubtful receivables..................     35,719        30,857
  Depreciation and amortization.......................     13,232        11,997
  Change in deferred membership origination costs.....     (1,421)       (3,229)
                                                       ----------    ----------
                                                          194,389       176,463
                                                       ----------    ----------
Operating income......................................     25,140        13,810
Interest income.......................................        415           942
Interest expense......................................    (13,062)      (10,216)
                                                       ----------    ----------
Income before income taxes............................     12,493         4,536
Income tax provision .................................       (250)         (275)
                                                       ----------    ----------
Net income ........................................... $   12,243    $    4,261
                                                       ==========    ==========
  Net income per common share--basic.................. $      .52    $      .18
                                                       ==========    ==========
  Net income per common share--assuming dilution...... $      .45    $      .16
                                                       ==========    ==========



                             See accompanying notes

                     BALLY TOTAL FITNESS HOLDING CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)


                                                                    NINE MONTHS
                                                             ENDED SEPTEMBER 30
                                                       ------------------------
                                                             1999          1998
                                                       ----------    ----------
Net revenues:
  Membership revenues --
     Initial membership fees on financed
       memberships originated......................... $  365,589    $  321,663
     Initial membership fees on paid-in-full
       memberships originated.........................     17,671        24,387
     Dues collected...................................    174,244       150,218
     Change in deferred revenues......................    (14,579)       (6,497)
                                                       ----------    ----------
                                                          542,925       489,771

  Finance charges earned..............................     44,546        36,904
  Products and services...............................     50,587        29,528
                                                       ----------    ----------
                                                          638,058       556,203
Operating costs and expenses:
  Fitness center operations...........................    346,387       316,397
  Member processing and collection centers............     30,310        30,615
  Advertising.........................................     38,096        35,986
  General and administrative..........................     19,866        19,399
  Provision for doubtful receivables..................    107,410        92,555
  Depreciation and amortization.......................     38,276        36,492
  Change in deferred membership origination costs.....     (6,872)      (12,613)
                                                       ----------    ----------
                                                          573,473       518,831
                                                       ----------    ----------
Operating income......................................     64,585        37,372
Interest income.......................................      1,829         2,213
Interest expense......................................    (37,805)      (30,723)
                                                       ----------    ----------
Income before income taxes and cumulative
  effect of a change in accounting principle..........     28,609         8,862
Income tax provision .................................       (580)         (525)
                                                       ----------    ----------
Income before cumulative effect of a change in
  accounting principle................................     28,029         8,337
Cumulative effect of a change in accounting principle,
  net of income tax...................................       (262)
                                                       ----------    ----------
Net income ........................................... $   27,767    $    8,337
                                                       ==========    ==========
Earnings per common share --basic:
  Income before cumulative effect of a change
    in accounting principle........................... $     1.20    $      .38
  Cumulative effect of a change in accounting
    principle.........................................       (.01)
                                                       ----------    ----------
  Net income per common share--basic.................. $     1.19    $      .38
                                                       ==========    ==========
Earnings per common share - assuming dilution:
  Income before cumulative effect of a change in
    accounting principle.............................. $     1.03    $      .32
  Cumulative effect of a change in accounting
    principle.........................................       (.01)
                                                       ----------    ----------
  Net income per common share--assuming dilution...... $     1.02    $      .32
                                                       ==========    ==========


                             See accompanying notes

                     BALLY TOTAL FITNESS HOLDING CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        (In thousands, except share data)
                                   (Unaudited)




                                         COMMON STOCK                                   UNEARNED
                                     -------------------                              COMPENSATION   COMMON       TOTAL
                                       NUMBER      PAR    CONTRIBUTED  ACCUMULATED    (RESTRICTED   STOCK IN   STOCKHOLDERS'
                                     OF SHARES    VALUE     CAPITAL      DEFICIT         STOCK)     TREASURY      EQUITY
                                     ----------   -----   -----------  -----------    -----------   --------   -------------

Balance at December 31, 1998.......  23,373,393   $ 239   $   488,046  $  (309,306)   $   (7,978)   $(9,218)   $    161,783

Net income.........................                                         27,767                                   27,767

Issuance of common stock for
  acquisition of business..........     141,723       1         7,798                                                 7,799

Issuance of common stock under
  stock purchase and option plans..     284,419       3         1,727                                                 1,730
                                     ----------   -----   -----------  -----------    ----------    -------    ------------

Balance at September 30, 1999......  23,799,535   $ 243   $   497,571  $  (281,539)   $   (7,978)   $(9,218)   $    199,079
                                     ==========   =====   ===========  ===========    ==========    =======    ============



                             See accompanying notes

                     BALLY TOTAL FITNESS HOLDING CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)



                                                                    NINE MONTHS
                                                             ENDED SEPTEMBER 30
                                                       ------------------------
                                                             1999          1998
                                                       ----------    ----------
OPERATING:
  Income before cumulative effect of a change
    in accounting principle........................... $   28,029    $    8,337
  Adjustments to reconcile--
    Depreciation and amortization, including
      amortization classified as interest expense.....     40,714        38,162
    Provision for doubtful receivables................    107,410        92,555
    Change in operating assets and
      liabilities.....................................   (148,920)     (165,302)
                                                       ----------    ----------
      Cash provided by (used in) operating activities.     27,233       (26,248)

INVESTING:
  Purchases and construction of property
    and equipment.....................................    (82,736)      (47,690)
  Acquisitions of businesses and other................    (16,783)       (2,117)
                                                       ----------    ----------
      Cash used in investing activities ..............    (99,519)      (49,807)

FINANCING:
  Debt transactions --
    Net borrowings under revolving credit agreement...     28,500
    Redemption of 13% Senior Subordinated
      notes due 2003..................................                  (24,021)
    Repayments of other long-term debt................     (5,584)       (5,344)
    Debt issuance and refinancing costs...............     (4,225)         (317)
                                                       ----------    ----------
      Cash provided by (used in) debt transactions....     18,691       (29,682)

  Equity transactions --
    Proceeds from issuance of common stock through
      public offering.................................                   82,744
    Proceeds from issuance of common stock under
      stock purchase and option plans.................      1,730           423
    Purchase of common stock for treasury                                (8,183)
                                                       ----------    ----------

     Cash provided by financing activities............     20,421        45,302
                                                       ----------    ----------
Decrease in cash and equivalents......................    (51,865)      (30,753)
Cash and equivalents, beginning of period.............     64,382        61,679
                                                       ----------    ----------
Cash and equivalents, end of period................... $   12,517    $   30,926
                                                       ==========    ==========



                                   (continued)

                     BALLY TOTAL FITNESS HOLDING CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)
                                 (In thousands)
                                   (Unaudited)



                                                                    NINE MONTHS
                                                             ENDED SEPTEMBER 30
                                                       ------------------------
                                                             1999          1998
                                                       ----------    ----------
SUPPLEMENTAL CASH FLOWS INFORMATION:

  Changes in operating assets and liabilities
    were as follows --
      Increase in installment contracts
        receivable.................................... $ (165,622)   $ (164,429)
      Increase in other current and
        other assets..................................     (5,852)       (1,875)
      Increase in deferred membership
        origination costs.............................     (6,872)      (12,613)
      Increase in accounts payable....................      1,869         2,746
      Increase in income taxes payable................        444           452
      Increase in accrued and other
        liabilities...................................     12,534         3,920
      Increase in deferred revenues...................     14,579         6,497
                                                       ----------    ----------
                                                       $ (148,920)   $ (165,302)
                                                       ==========    ==========

  Cash payments for interest and income taxes
    were as follows --
      Interest paid................................... $   28,843    $   25,787
      Interest capitalized............................     (1,032)         (422)
      Income taxes paid, net..........................        136            73

  Investing and financing activities exclude the
    following non-cash transactions --
      Acquisition of property and equipment
        through capital leases/borrowings.............     22,113         7,104
      Debt, including assumed debt, related to
        acquisitions of businesses....................     24,835             -
      Acquisition of business with common stock.......      7,799         4,400



                             See accompanying notes.

                     BALLY TOTAL FITNESS HOLDING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (All dollar amounts in thousands)
                                   (Unaudited)



BASIS OF PRESENTATION

      The accompanying condensed consolidated financial statements include the accounts of Bally Total Fitness Holding Corporation (the "Company") and the subsidiaries which it controls. The Company, through its subsidiaries, is a commercial operator of fitness centers in North America, with approximately 360 facilities concentrated in 27 states and Canada. The Company operates in one industry segment, and all significant revenues arise from the commercial operation of fitness centers, primarily in major metropolitan markets. Unless otherwise specified in the text, references to the Company include the Company and its subsidiaries. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

      All adjustments have been recorded which are, in the opinion of management, necessary for a fair presentation of the condensed consolidated balance sheet of the Company at September 30, 1999, its consolidated statements of operations for the three and nine months ended September 30, 1999 and 1998, its consolidated statements of cash flows for the nine months ended September 30, 1999 and 1998, and its consolidated statement of stockholders' equity for the nine months ended September 30, 1999. All such adjustments were of a normal recurring nature.

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

SEASONAL FACTORS

      The Company's operations are subject to seasonal factors and, therefore, the results of operations for the three and nine months ended September 30, 1999 and 1998 are not necessarily indicative of the results of operations for the full year.

ACQUISITIONS

      During the first nine months of 1999, the Company acquired 23 fitness centers; 10 upscale centers in Toronto, Canada, six in Fresno, California, four in the Seattle area, two in the San Francisco area and one in Chicago. The total purchase price of the 23 centers was $43,340 consisting of debt, including assumed and seller financed debt, cash and shares of the Company's stock. Certain seller notes, which had a value of $8,947 on the date issued, are convertible into 275,312 shares of common stock on or before July 2001.

SUBSEQUENT EVENT

      In November 1999, the Company completed a $175,000 senior secured credit facility consisting of a 5-year $75,000 term loan due November 2004 and the modification of the Company's existing revolving credit facility increasing the amount available to $100,000 and extending its maturity to November 2002. The amount available under the credit line is reduced by any outstanding letters of credit, which cannot exceed $30,000.

                     BALLY TOTAL FITNESS HOLDING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (All dollar amounts in thousands)
                                   (Unaudited)



INSTALLMENT CONTRACTS RECEIVABLE

                                                   SEPTEMBER 30     DECEMBER 31
                                                           1999            1998
                                                   ------------     -----------
Current:
  Installment contracts receivable                  $   343,619     $   294,880
    Unearned finance charges......................      (42,453)        (35,792)
    Allowance for doubtful receivables
      and cancellations...........................      (75,858)        (59,109)
                                                    -----------     -----------
                                                    $   225,308     $   199,979
                                                    ===========     ===========

Long-term:
  Installment contracts receivable                  $   337,081     $   287,443
    Unearned finance charges......................      (21,473)        (18,104)
    Allowance for doubtful receivables
      and cancellations...........................      (60,578)        (47,192)
                                                    -----------     -----------
                                                    $   255,030     $   222,147
                                                    ===========     ===========



ALLOWANCE FOR DOUBTFUL RECEIVABLES AND CANCELLATIONS

A summary of the allowance for doubtful receivables and cancellations activity is as follows:

                                       THREE MONTHS ENDED     NINE MONTHS ENDED
                                             SEPTEMBER 30          SEPTEMBER 30
                                     --------------------   -------------------
                                         1999        1998       1999       1998
                                     --------    --------   --------   --------

Balance at beginning of period...... $132,297    $107,536   $106,301   $ 80,531
Contract cancellations and
  write-offs of uncollectable
  amounts, net of recoveries........  (70,123)    (56,546)  (197,640)  (161,263)
Provision for cancellations
  (classified as a direct
   reduction of revenues)...........   38,543      34,725    120,365    104,749
Provision for doubtful
  receivables.......................   35,719      30,857    107,410     92,555
                                     --------    --------   --------   --------

Balance at end of period............ $136,436    $116,572   $136,436   $116,572
                                     ========    ========   ========   ========

                     BALLY TOTAL FITNESS HOLDING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (All dollar amounts in thousands)
                                   (Unaudited)



EARNINGS PER COMMON SHARE

      Basic earnings per common share for each period is computed based on the weighted average number of shares of common stock outstanding of 23,417,395 and 23,491,719 for the three months ended September 30, 1999 and 1998, respectively, and 23,316,082 and 22,177,815 for the nine months ended September 30, 1999 and 1998, respectively. Diluted earnings per common share for each period includes the addition of common stock equivalents of 3,930,773 and 3,642,942 for the three months ended September 30, 1999 and 1998, respectively, and 3,779,647 and 3,790,714 for the nine months ended September 30, 1999 and 1998, respectively. Common stock equivalents represent the dilutive effect of the assumed exercise of outstanding warrants and stock options and conversion of convertible seller notes.

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

                     BALLY TOTAL FITNESS HOLDING CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS



COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

      Net revenue for the third quarter of 1999 was $219.5 million compared to $190.3 million in 1998, an increase of $29.2 million (15%). Net revenue from comparable fitness centers increased 9%. This significant increase in net revenue resulted from the following:

      -- Total new membership units sold increased 1% and the weighted average selling price of membership contracts sold increased 10% over the prior year quarter. These increases were attributable to the sale of higher margin multi-club, membership plans coupled with a significant strategic reduction in the scope of summer discount programs that, historically, resulted in slightly higher unit sales at significantly lower prices and yields. As a result, initial membership fees originated increased $11.4 million (10%) despite the loss of more than 1% of club sales days (over 300 club days) during the quarter due to inclement weather and other unusual conditions.

      -- Dues collected increased $6.9 million (13%) from the 1998 quarter, reflecting continued improvements in member retention and pricing from strategies implemented during prior periods and the increase in the number of fitness centers operating under our four upscale brands which generally charge higher dues.

      -- Finance charges earned during the third quarter of 1999 increased $1.5 million (11%) compared to the 1998 quarter, due to the growth in size and consistent higher quality of the receivables portfolio. Average interest rates for these finance charges were substantially unchanged between the periods. The percentage of accounts current with all contractual payments was 86% as of September 30, 1999 and 1998.

      -- Products and services revenue increased $9.6 million (89%) over the 1998 quarter, primarily reflecting increased sales of personal training services, nutritional and other retail products and financial services.

      The weighted average number of fitness centers increased to 348 from 323 in the third quarter of 1998, including an increase to a weighted average of 27 from 13 centers operating under four upscale brands: Bally Sports Club, Pinnacle Fitness, Gorilla Sports and Sports Clubs of Canada.

      Operating income for the third quarter of 1999 was $25.1 million compared to $13.8 million in 1998. The increase of $11.3 million (82%) was due to a $29.2 million (15%) increase in revenues offset by a $17.9 million (10%) increase in operating costs and expenses. The operating margin before depreciation and amortization increased to 17% from 14% in the prior year period. Excluding the provision for doubtful receivables and the effect of deferral accounting, operating costs and expenses increased $11.3 million (8%) from 1998. Fitness center operating expenses increased $8.9 million (8%) due principally to incremental costs of operating new fitness centers, costs supporting the revenue growth of new product and service offerings and additional commissions from the growth in initial membership fees originated. A substantial portion of the commission expense is deferred through deferral accounting. Advertising expenses increased 12% due to increased market research, new club marketing and direct mail programs used to grow initial membership fees. Member processing and collection center expenses and general and administrative expenses were substantially unchanged quarter over quarter.

      The provision for doubtful receivables, included in operating costs and expenses, for the third quarter of 1999 was $35.7 million compared to $30.9 million in 1998, an increase of $4.8 million (16%) due to the increase in initial membership fees on financed memberships originated. The total provision rate, inclusive of the provision for doubtful receivables and the provision for cancellations, which is reflected in the financial statements as a direct reduction of initial membership fees on financed memberships originated, was 41% of the gross financed portion of originations during each of the periods.

                     BALLY TOTAL FITNESS HOLDING CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - CONTINUED



      Deferral accounting was less favorable to earnings by $1.9 million for the 1999 quarter compared to 1998. This decrease reflects the combined impact of a decrease in revenues of $.1 million and $1.8 million decrease in the expense offset.

      Interest expense was $13.1 million for the third quarter of 1999 compared to $10.2 million in 1998. The $2.9 million increase was due to higher levels of debt incurred.

      The income tax provisions for the third quarter of 1999 and 1998 reflect state income taxes only. The federal provisions were offset by the utilization of prior years' net operating losses.


COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

      Net revenue for the first nine months of 1999 was $638.1 million compared to $556.2 million in 1998, an increase of $81.9 million (15%). Net revenue from comparable fitness centers increased 10%. This significant increase in net revenue resulted from the following:

      -- Total new membership units sold increased 5% and the weighted average selling price of membership contracts sold increased 6% over the prior year period. These increases were attributable to the sale of higher margin, multi-club membership plans coupled with a significant strategic reduction in the scope of summer discount programs that, historically, resulted in slightly higher unit sales at significantly lower prices and yields. As a result, initial membership fees originated increased $37.2 million (11%).

      -- Dues collected increased $24.0 million (16%) from the 1998 period, reflecting continued improvements in member retention and pricing from strategies implemented in prior periods and the increase in the number of fitness centers operating under our four upscale brands.

      -- Finance charges earned during the first nine months of 1999 increased
         $7.6 million (21%) compared to the 1998 period, due to the growth in size and consistent higher quality of the receivables portfolio. Average interest rates for these finance charges were substantially unchanged between the periods.

      -- Products and services revenue increased $21.1 million (71%) over the 1998 period, primarily reflecting increased sales of personal training services, nutritional and other retail products and financial services.

      The weighted average number of fitness centers increased to 338 from 319 in 1998, including an increase to a weighted average of 19 from nine centers operating under our four upscale brands.

      Operating income for the first nine months of 1999 was $64.6 million compared to $37.4 million in 1998. The increase of $27.2 million (73%) was due to a $81.9 million (15%) increase in revenues partially offset by a $54.7 million (11%) increase in operating costs and expenses. The operating margin before depreciation and amortization increased to 16% from 13% in the prior year period. Excluding the provision for doubtful receivables and the effect of deferral accounting, operating costs and expenses increased $34.0 million (8%) from 1998. Fitness center operating expenses increased $30.0 million (9%) due principally to incremental costs of operating new fitness centers, costs supporting the revenue growth of new product and service offerings and additional commissions from the growth in initial membership fees originated. A substantial portion of the commission expense is deferred through deferral accounting. Advertising expenses increased 6% due to increased market research, new club marketing and direct mail programs used to grow initial membership fees. Member processing and collection center expenses and general and administrative expenses were substantially unchanged period over period.

                     BALLY TOTAL FITNESS HOLDING CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - CONTINUED



      The provision for doubtful receivables, included in operating costs and expenses, for the first nine months of 1999 was $107.4 million compared to $92.6 million in 1998, an increase of $14.9 million (16%) due to the increase in initial membership fees on financed memberships originated. The total provision rate, inclusive of the provision for doubtful receivables and the provision for cancellations, which is reflected in the financial statements as a direct reduction of initial membership fees on financed memberships originated, was 41% of the gross financed portion of originations during each of the periods.

      Deferral accounting reduced earnings by $13.8 million for 1999 compared to 1998. This decrease reflects the combined impact of a decrease in revenues of $8.1 million and $5.7 million decrease in the expense offset.

      Interest expense was $37.8 million for the first nine months of 1999 compared to $30.7 million in 1998. The $7.1 million increase was due to higher levels of debt incurred.

      The income tax provisions for the first nine months of 1999 and 1998 reflect state income taxes only. The federal provisions were offset by the utilization of prior years' net operating losses.

LIQUIDITY AND CAPITAL RESOURCES

      Cash provided by operating activities for the first nine months of 1999 was a positive $27.2 million compared to a use of $26.2 million in 1998. The period over period improvement of $53.4 million principally reflects the continued growth in overall collections from installment contracts receivable and monthly dues and is net of the timing of other working capital changes which were seasonally low at September 30, 1999. Additionally, inventories of our privately-labeled nutritional line were grown by nearly $3 million to support rapid sales growth in view of the nearly tripling of the number of products offered and to support the rollout of new membership programs that include these products. Net installment contracts receivable grew $58.2 million during the nine-month period. Excluding the growth in receivables, cash provided by operating activities grew to $85.4 million, a $39.8 million improvement over the 1998 period.

      We have no scheduled principal payments under our $300.0 million subordinated debt until October 2007. In April 1999, the Company amended its $160.0 million securitization facility extending the initial maturity to July 2001. The interest rate on the $145.5 million of fixed rate accounts receivable trust certificates remained unchanged at 8.43%. The interest rate on the $14.5 million of floating rate accounts receivable trust certificates is 3.01% above the London Interbank Offer Rate with the interest capped at 8.99% pursuant to an interest rate cap agreement. The remaining features of the securitization facility remained substantially unchanged. Accordingly, our debt service requirements, including interest, for the next 12 months are approximately $61.7 million. We believe that we will be able to satisfy our annual debt service requirements, capital expenditures and stock repurchases, if any, out of available cash balances, cash flow from operations and borrowings on the revolving credit facility.

      In November 1999, we completed a $175.0 million senior secured credit facility consisting of a 5-year $75.0 million term loan due November 2004 and the modification of our existing revolving credit facility increasing the amount available to $100.0 million and extending the maturity to November 2002. The amount available under the credit line is reduced by any outstanding letters of credit, which cannot exceed $30.0 million. At September 30, 1999, we had drawn $28.5 million on the line, and outstanding letters of credit totaled $6.1 million. At November 12, 1999, the revolving credit facility was undrawn except for $6.1 million of outstanding letters of credit.

      We are authorized to repurchase up to 1,500,000 shares of our common stock on the open market from time to time. As of October 31, 1999, we have repurchased 554,800 shares at an average price of $17 per share. No purchases have been made since September 1998.

                     BALLY TOTAL FITNESS HOLDING CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - CONTINUED



      During the first nine months of 1999, we invested $82.7 million in property and equipment, including approximately $58.0 million related to new fitness centers and major upgrades and expansions, including new equipment, of existing fitness centers and $7.5 million to purchase existing leaseholds. We opened 13 new facilities during the first nine months of 1999 and acquired 23 fitness centers; 10 in Toronto, Canada, six in Fresno, California, four in the Seattle area, two in the San Francisco area and one in the Chicago area.

YEAR 2000

      We have completed an assessment of whether our systems and those of third parties which could have a material impact on our business will function properly with respect to dates in 2000 and thereafter. We believe all critical system modifications have been completed and implemented. We believe the only third parties that could have a material impact on our business are the major financial institutions that process our collections of installment receivables and monthly dues by electronic payment methods. We believe these financial institutions are currently working on modifications to their internal systems to insure those systems will function properly with respect to dates in 2000 and thereafter and expect these modifications will be completed in 1999. We do not anticipate that noncompliance, if any, with year 2000 of any of our non-information technology systems, such as embedded microcontrollers, will materially or adversely affect our business. We believe our worst case scenarios result primarily from third party noncompliance, if any, with year 2000. Due to our geographic dispersion, we believe the assessment of these scenarios and the development of contingency plans is not practical or feasible.

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

                     BALLY TOTAL FITNESS HOLDING CORPORATION

                           PART II. OTHER INFORMATION


Item 6.   Exhibits and reports on Form 8-K

   (a)    Exhibits:

          27.1 Financial Data Schedule for September 30, 1999 (filed electronically only).
          27.2 Restated Financial Data Schedule for September 30, 1998 (filed electronically only).

   (b)    Reports on Form 8-K:


                                                           Financial
          Date                    Items                    Statements
          ----                    -----                    ----------

          August 3, 1999          #5 and #7                None

                                 SIGNATURE PAGE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                            BALLY TOTAL FITNESS HOLDING CORPORATION
                  --------------------------------------------------------------
                                         Registrant




                                      /s/ John W. Dwyer
                 ---------------------------------------------------------------
                                         John W. Dwyer
                 Executive Vice President, Chief Financial Officer and Treasurer
                                 (principal financial officer)



Dated: November 15, 1999