Form 10-K405
period 1999-12-31
BALLY TOTAL FITNESS HOLDING CORP
filed 2000-03-31
CIK 770944

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999
Commission file number:   0-27478

BALLY TOTAL FITNESS HOLDING CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	36-3228107
----------------------------------------------------------------	--------------------------------------
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

8700 West Bryn Mawr Avenue, Chicago, Illinois	60631
----------------------------------------------------------------	--------------------------------------
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:    (773) 380-3000

Securities registered pursuant to Section 12 (b) of the Act:   None

Securities registered pursuant to Section 12 (g) of the Act:
Common Stock, par value $.01 per share
Series A Junior Participating Preferred Stock Purchase Rights

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes:__X__    No:_____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __X__

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant as of February 29, 2000 was approximately $610.8 million, based on the closing price of the registrant's common stock as reported by the New York Stock Exchange at that date. For purposes of this computation, affiliates of the registrant include the registrant's executive officers and directors. As of February 29, 2000, 23,579,618 shares of the registrant's common stock were outstanding.

PART I

          Except as otherwise stated, the information contained in this Form 10-K is as of December 31, 1999, the end of the registrant's last fiscal year. The information in this Form 10-K contains forward-looking statements which involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the registrant to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. See "Forward-Looking Statements" in Item 7 of this Form 10-K.

ITEMS 1 AND 2.   BUSINESS AND PROPERTIES

General

          Bally Total Fitness Holding Corporation, a Delaware corporation, is the largest commercial operator of fitness centers in North America in terms of revenues, number of members, and number and square footage of facilities. We were a wholly owned subsidiary of Bally Entertainment Corporation until January 9, 1996, when Bally Entertainment Corporation distributed all the shares of our common stock to its shareholders. As of February 29, 2000, we operated approximately 370 fitness centers and had approximately four million members. Our fitness centers are concentrated in major metropolitan areas in 27 states and Canada, with approximately 305 fitness centers located in 24 of the top 25 metropolitan areas in the United States and Canada. We operate fitness centers in a total of 49 metropolitan areas representing 63% of the United States population and 14% of the Canadian population. Our members made more than 100 million visits to our fitness centers in each of the past three years.

          Bally offers value to its members by providing access to state-of-the-art fitness facilities with affordable membership programs. Our fitness centers feature an outstanding selection of cardiovascular, conditioning and strength equipment and offer extensive aerobic and other specialty group fitness training programs. Our new fitness center prototype achieves efficiency by focusing on those fitness services our members use most frequently. In addition, many of our fitness centers include pools, running tracks, racquet courts or other athletic facilities. We have clustered our fitness centers in major metropolitan areas in order to achieve marketing and operating efficiencies. Over 80% of our fitness centers are located in metropolitan areas in which we have five or more facilities, with our largest concentrations in the New York City, Los Angeles, Chicago, Baltimore/Washington D.C., Dallas, Houston, Detroit, San Francisco, Toronto, Seattle, Philadelphia and Miami areas.

          The majority of our fitness centers use the service mark "Bally Total Fitness®", including 11 upscale centers that are known as "Bally Sports ClubsSM". The nationwide use of the service mark enhances brand identity and adds advertising efficiencies. Pursuant to our strategy of targeted market segmentation, we have opened new facilities during the past few years that operate under upscale brands, including 10 fitness centers as "The Sports Clubs of Canada™", eight as "Pinnacle Fitness®" and five as "Gorilla SportsSM" and plan to further expand the use of these brands.

          Our primary target market for new members is the 18 to 34-year old, middle income segment of the population, with secondary target markets including older and higher income segments. We market ourselves to these consumer segments through the use of a variety of membership options and payment plans. Our membership options range from single-club memberships to our most popular premium memberships, which provide additional amenities and access to all of our fitness centers nationwide. Similarly, we offer a broad range of payment alternatives. Typically, our members pay an initial membership fee which can either be financed or paid in full at the time of joining. Members who choose to finance their initial membership fee generally do so for up to 36 months, subject to state and local regulations and minimum down payment requirements. In addition to the initial membership fee, members are generally required to pay monthly membership dues in order to use our fitness facilities. We believe the various memberships and payment plans offered, in addition to our strong brand identity and the convenience of multiple locations, constitute distinct competitive advantages.

Operating Strategies

          In October 1996, a new management team began to implement a business strategy designed to improve our operating results. These efforts have contributed to recent improvements, including growing net income before cumulative effect of a change in accounting principle to $42.4 million and $13.3 million in 1999 and 1998, respectively, from a loss before extraordinary charge of $23.5 million and $24.9 million in 1997 and 1996, respectively.

          In 1997, this management team identified three primary strategic objectives to improve the overall business value. The three objectives identified were:

  Improve the operating margins of our fitness center membership operations--our core business.

  Increase the number of fitness centers we operate based on our more profitable fitness center prototype.

  Introduce new products and services to our members.

We developed and implemented a number of key strategic initiatives to meet these objectives.

Improve Core Business Operating Margins

          The primary approach to improving operating margins was to grow and improve the quality of revenues while leveraging the largely fixed cost structure of our business. We focused on the following strategic initiatives:

Emphasize the Sale of Higher Margin All-Club Membership Plans. In late 1997, we completed a common stock offering. The proceeds provided working capital, allowing us to increase our emphasis on the sale of higher margin all-club membership plans with greater long-term cash flows but lower amounts of immediate cash. The previous strategy focused on near-term cash needs, resulting in an emphasis on lower margin single-club membership plans. Our all-club membership is historically our most popular membership plan, and its initial membership fees are typically financed, subject to down payment requirements. This emphasis contributed to a 29% increase in the weighted-average price of memberships sold since 1997.

Increase Dues Revenue. We believe our monthly dues are substantially less than those charged by most of our competitors and believe we can continue to raise monthly dues at a rate consistent with past periods without a material loss in membership. In addition, we significantly reduced promotions offering discounted or waived monthly dues. These initiatives contributed to an increase in monthly dues collected of 18% and 6% in 1999 and 1998, respectively.

Upgrade and Expand Existing Fitness Centers. In late 1997, we began to upgrade and expand many of our existing facilities and much of our exercise equipment beyond normal maintenance requirements. We believe these upgrades will increase our membership base and more effectively capitalize on our streamlined marketing and administrative functions. During 1999 and 1998, we invested extensively to refurbish and make major upgrades to the majority of our fitness centers, including adding and upgrading exercise equipment and refreshing interior and exterior finishes to improve club ambiance.

Improve Collections of Financed Initial Membership Fees. We continue to focus on increasing down payments on financed membership plans and securing installment payments electronically through direct withdrawal from a member's bank account or charge to a member’s credit card. Our experience has shown that electronic payments and higher down payments result in higher quality membership receivables. In addition, we continue to develop improved collection practices based on information provided by “credit scoring” and behavioral modeling, among others, which, we believe, will also improve the yield from our membership receivables portfolio.

Continue to Leverage Fixed Cost Base. A significant percentage of our core business operating costs are fixed in nature. By leveraging our fixed cost base, including expanding our product and service offerings, and controlling variable costs, we have grown margins for earnings before interest, taxes, depreciation and amortization to 17% in 1999 from 11% in 1996, a 55% improvement.

New Facilities Expansion

          To build upon our improved core operations and accelerate the growth of our business, we have invested in facilities expansion in two ways:

Replicate the New Fitness Center Prototype. In 1998, we initiated a plan to increase new facility openings of our more profitable new fitness center prototype. The prototype is designed to cost less to build and maintain than our older facilities and, on average, provides almost 40% more useable space for our members in the same average square footage. The new facilities are generally developed pursuant to long-term lease arrangements and currently require, on average, approximately $1.8 million per fitness center to fund leasehold improvements and exercise equipment. During 1999, we opened 22 of these facilities and a number were under construction at the end of the year.

Selectively Acquire Fitness Center Operations. From time to time, we identify opportunities to acquire existing fitness center operations, at attractive prices, that fit our strategic goals. During 1999, we acquired 24 existing fitness centers: 10 in the Toronto area operating as “The Sports Clubs of Canada”, two in the San Francisco area operating as “Pinnacle Fitness”, one club in each of the Chicago and Los Angeles areas operating as “Gorilla Sports”, six clubs in the Fresno area, where we previously had no fitness centers, and four clubs in the Seattle area now operating as “Bally Total Fitness”.

Add Products and Services

          Since mid-1997, we have been successfully increasing and diversifying our revenues by offering our members a number of new ancillary products and services. These strategic initiatives focused primarily on products and services delivered to members within our facilities and include:

Personal Training. We have added fee-based personal training services for members in most of our fitness centers. Since January 1997, we have added over 2,200 personal trainers to our staff and grown revenues from this service to more than $31.0 million in 1999. Our research indicates the availability of personal training services enhances the perceived value of membership, and we believe demand for these services is growing.

Private-Label Nutritional Products. We began offering a private-label line of Bally-branded nutritional products to our members in mid-1997. These products currently include, among others:

  Meal replacement drinks;
  Multi-vitamins;
  Low calorie snack wafers;
  Creatine;
  Energy bars; and
  Popular herbal supplements.

In mid-1999, the number of products offered was increased nearly three-fold, contributing to a nearly 80% increase in sales to over $19.0 million in 1999. We continue to test market other nutritional products to further enhance and expand the product line. As a policy, we require suppliers of our nutritional products to maintain significant amounts of product liability insurance.

Retail Stores. During 1999, we opened approximately 120 retail stores inside our fitness centers, bringing the total number of retail outlets within our fitness centers to approximately 220. These stores contributed $12.6 million of revenue in 1999, including $4.1 million from Bally-branded nutritional products, a 200% increase over 1998, selling primarily nutritional products, workout apparel and related soft goods and accessories. We plan to continue to increase the number of retail stores in our fitness centers during 2000.

Sports Medicine Services. In 1998, we implemented a strategy to provide sports medicine services in many of our fitness centers. We have contracted with several providers of these services and, as of February 29, 2000, offer these services within 34 of our clubs.

Membership Plans

          We offer prospective members a choice of membership plans. These membership plans are distinguished primarily by their priority of access to in-club services and access to other fitness centers we operate, either locally or system wide. From time to time, we also offer special membership plans which limit a member's access to a single fitness center and to certain days and non-peak hours. The one-time initial membership fees for joining our fitness centers, excluding limited special offers and corporate programs, range from approximately $650 to $1,600 and can be financed for up to 36 months, subject to down payment requirements and state, provincial and local regulations. Generally, the initial membership fee is based on:

  The membership plan selected;

  The diversity of facilities and services available at the fitness center of enrollment;

  Market conditions; and

  Seasonal promotional strategies.

          In addition to one-time initial membership fees, members generally pay monthly dues in order to maintain membership privileges. Monthly dues are generally fixed as to rate while the member is paying their financed initial membership fee and may increase thereafter, subject to stated terms and limits. At December 31, 1999, approximately 90% of our dues-paying members paid monthly dues ranging from $3.00 to $20.00 per month, with an average collected of approximately $7.50 per month. The average annual growth rate of our monthly dues revenues was over 10% from 1996 through 1999. We expect the annual increases in monthly dues revenues will continue due to the contractual terms of current membership plans. Additionally, we believe we can continue to increase monthly dues for our members who are beyond their initial financing period without material loss in membership. Recent experience has shown that over 70% of our members faced with a membership renewal decision for the first time made dues payments during their initial renewal period. Members making a renewal decision for subsequent periods renewed at a rate of over 86%.

          Members electing to finance their one-time initial membership fees can choose from several payment methods and down payment options. We continue to focus on down payment levels and the method of payment as strategies to improve the quality of membership receivables. See "Account Servicing."

Financing of Initial Membership Fees

          Generally, we offer financing terms of 36 months. Shorter terms are offered on a promotional basis or as required by applicable state or local regulations. Initial membership fees are financed at a fixed annual percentage rate, which generally is between 16% and 18%, except where limited by applicable state laws. Financed portions of initial membership fees may be prepaid without penalty at any time during the financing term. Based on experience in 1999, we expect in excess of 90% of all new memberships originated during 2000 will be financed to some extent.

          We currently provide members with three payment methods for financed initial membership fees and monthly dues: electronic payments, monthly statements and coupon books. Members may change their payments to an electronic or monthly statement method at any time. These methods are described as follows:

  Electronic Payments. This is the most popular method for payment of financed initial membership fees and monthly dues. Under this method, on approximately the same date each month, a fixed payment is either automatically (a) transferred from a member's bank account, or (b) charged to a member's designated credit card. Memberships sold where the member selected an electronic payment method consistently exceeds 70% of new memberships sold.

  Monthly Statements. We implemented a monthly statement program in October 1998. New members electing not to pay by an electronic payment method are sent monthly statements setting forth the amount due and owing for their initial membership fees and monthly dues. Members then remit payments to one of our member processing and collection centers.

  Coupon Books. This mechanism requires members to send payments and payment coupons to one of our member processing and collection centers. In October 1998, this payment option was discontinued in favor of monthly statements, as described above.

          Minimum down payments are specified for financed initial membership fees to adequately defray both the initial account set-up cost as well as collection costs should the account become immediately delinquent. As a result, we cover the incremental cost of new membership processing and collection through the down payment and do not perform individual credit checks on members prior to sign up. We manage our credit risk by measuring, from past performance, the expected realizable value of financed initial membership fees for members paying by each of the aforementioned payment methods. For example, our historical analysis indicates the collection experience for electronic payments is approximately 50% better than coupon book accounts. As of December 31, 1999, approximately 64% of financed initial membership fees were being paid by electronic payment methods compared to 29% at December 31, 1992, when we first started emphasizing electronic payment methods for membership payments.

Fitness Centers

          Most of our fitness centers are located near regional, urban and suburban shopping areas and business districts of major cities. Fitness centers vary in size, available facilities and types of services provided. All of our fitness centers contain a wide variety of state-of-the-art progressive resistance, cardiovascular and conditioning exercise equipment, as well as free weights. A member's use of a fitness center may include group exercise programs or personal training instruction stressing cardiovascular conditioning, strength development or improved appearance. We require completion of a comprehensive educational training program by our sales, fitness and service personnel. New members are offered orientations on the recommended use of exercise equipment by our personnel.

          Our current prototype fitness center generally focuses on those fitness services our members most frequently use, such as well-equiped cardiovascular and advanced training areas along with a wide variety of group fitness classes. Services that receive a lower degree of member use, such as pools, running tracks, racquet courts or other athletic facilities are being deemphasized. Our prototype fitness center, which tends to range from 15,000 to 35,000 square feet, has recently averaged approximately 26,000 square feet and $1.4 million to construct, exclusive of purchased real estate and exercise equipment and net of landlord contributions. The prototype is designed to cost less to construct and maintain than our older facilities and has the capacity to accommodate significantly more members than older fitness centers of the same size because it focuses on the most widely used amenities. We generally invest approximately $400,000 for exercise equipment in a prototype fitness center, all or a portion of which may be leased or financed. The fitness centers we developed in the 1980s average 35,000 square feet and often include a colorful workout area, sauna and steam facilities, a lap pool, free-weight rooms, aerobic exercise rooms, an indoor jogging track and, in some cases, racquetball or squash courts.

          We continuously upgrade and expand our facilities in order to increase our membership base and more effectively capitalize on our marketing and administrative functions. Approximately $25 million is invested annually to maintain and make minor upgrades to our existing facilities. These improvements include:

  Exercise equipment upgrades;

  Heating, ventilation and air conditioning and other operating equipment upgrades and replacements; and

  Locker room and workout area refurbishment.

          In addition, we are in the later stages of the general refurbishment program begun two years ago to refurbish and make major expansions and/or upgrades to the majority of our fitness centers, including updating exercise equipment and décor to improve club ambiance. We have also invested over the past two years in new facilities generally based on our new fitness center prototype: 22 of these facilities opened in 1999, and seven opened in 1998. We expect to continue to open 20 to 25 fitness centers annually generally based on our prototype.

          Presently four fitness centers in Upstate New York, including two facilities we previously owned, are operated by a third party, pursuant to a franchise agreement, under the service mark "Bally Total Fitness." We continue to seek additional franchise relationships in smaller markets.

Sales and Marketing

          We devote substantial resources to the marketing and promotion of our fitness centers and their services. We believe strong marketing support is critical to attracting new members at both existing and new fitness centers. The majority of our fitness centers use the service mark "Bally Total Fitness," including 11 upscale centers fitness centers that are known as "Bally Sports Clubs." The nationwide use of the service mark enhances brand identity and adds advertising efficiencies. Pursuant to our strategy of targeted market segmentation, we have opened new facilities during the past few years that operate under upscale brands, including 10 fitness centers as "The Sports Clubs of Canada", eight as "Pinnacle Fitness" and five as "Gorilla Sports" and plan to further expand the use of these brands.

          We operate approximately 305 fitness centers in 24 of the top 25 metropolitan areas in the United States and Canada. We operate fitness centers in a total of 49 metropolitan areas representing 63% of the United States population and 14% of the Canadian population. Concentrating our fitness centers in major metropolitan areas increases the efficiency of our marketing and advertising programs.

          We spent approximately $47.8 million in 1999, $45.0 million in 1998 and $44.6 million in 1997 for advertising and promotion and expect to spend similar amounts during 2000, with some additional spending anticipated to support new media markets. Historically, we have primarily advertised on television and, to a lesser extent, through newspapers, telephone directories, direct mail, radio, outdoor signage and other promotional activities. Currently, we are placing greater emphasis on direct mail and other promotions based on extensive research activities we are undertaking.

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

          Our marketing efforts also include corporate membership sales and in-club marketing programs. Open houses and other activities for members and their guests are used to foster member loyalty and introduce fitness centers to prospective members. Referral incentive programs involve current members in the process of new member enrollments and enhance member loyalty.

          Direct mail reminders encourage renewal of existing memberships. We have approximately 140 employees within our regional member processing and collection centers dedicated primarily to inbound renewal programs and outbound telemarketing programs to existing members. Telemarketing is used, but not extensively, to attract prospective new members.

          We also attract membership interest from internet visitors to our home page at www.ballyfitness.com. At the end of 1999, we launched our redesigned website and have begun a concerted effort to develop strategic web-based partnerships. During 1999, 1.8 million unique users visited the site, resulting in the issuance of 49,000 guest passes and the collection of approximately 31,000 dues payments. More recent activity during 2000 indicates substantial increases to those levels.

          In 1999, we continued to benefit from new and existing strategic marketing alliances to heighten public awareness of our fitness centers and the Bally Total Fitness brand. Our licensed Bally Total Fitness line of portable exercise equipment is now carried in more than 1,000 retail stores in the United States and Canada. Existing strategic alliances with Visa USA, Incorporated, Mastercard®, Time Warner, and Sports Display, Inc. have been joined by new relationships with Pepsi-Cola Company, Procter and Gamble Corporation, Rexall Showcase International, Inc., Sunkist Growers, Muzak LLC, and Novartis (Lamasil AT ™). These alliances provide products for our members to use and/or sample as well as an incremental source of revenue for us.

Account Servicing

          Membership contracts are administered and collected under uniform procedures implemented by our two member processing and collection centers. These centers enable us to centralize:

  Member service;
  Processing and collection of our membership accounts;
  Telemarketing; and
  Membership information systems.

          All collections for past-due accounts are initially handled internally by the member processing and collection centers. We systematically pursue past-due accounts by utilizing a series of computer-generated correspondence and telephone contacts. Power dialer assisted collectors with varying levels of experience are responsible for handling delinquent accounts, depending on the period of delinquency. At 60 days past due, members are generally denied entry to the fitness centers. Delinquent accounts are generally written off after 90 or 180 days without payment, depending on delinquency history. Accounts that are written off are reported to credit reporting bureaus, and selected accounts are then sold to a third-party collection group.

          We continue to investigate opportunities to enhance our collection efforts based on information provided by credit scoring and behavioral modeling, among others, which we believe will improve the yield from our membership receivables portfolio. We prioritize our collection approach based on credit scores and club usage, among others, at various levels of delinquency. By tailoring our membership collection approach to reflect a delinquent member's likelihood of payment, we believe that we can collect more of our membership receivables at a lower cost. We use a national bureau, which charges a nominal fee per account to credit score. We also believe that other collection techniques, such as monthly statements, which have been used since October 1998 for all new members who financed their initial membership fee and did not elect an electronic payment method, will result in better collection of our membership receivables.

Competition

          Bally is the largest commercial operator of fitness centers in North America in terms of revenues, number of members, and number and square footage of facilities. We are the largest operator, or among the largest operators, of fitness centers in every major market in which we operate fitness centers. Within each market, we compete with other commercial fitness centers, physical fitness and recreational facilities established by local governments, hospitals, and businesses for their employees, the YMCA and similar organizations, and, to a certain extent, with racquet, tennis and other athletic clubs, country clubs, weight-reducing salons and the home-use fitness equipment industry. We also compete, to some extent, with entertainment and retail businesses for the discretionary income of our target markets. However, we believe our brand identity, operating experience, ability to allocate advertising and administration costs over all of our fitness centers, nationwide operations, purchasing power and account processing and collection infrastructure, provide us with distinct competitive advantages. We may not be able to continue to compete effectively in each of our markets in the future.

          We believe competition has increased to some extent in certain markets, reflecting the public's enthusiasm for fitness and the decrease in the cost of entry into the market due to financing available from, among others, landlords, equipment manufacturers and private equity sources. We believe our brand identity is strong, membership plans are affordable and we have the flexibility to be responsive to economic conditions.

          Our pursuit of new business initiatives, particularly the sale of nutritional products and apparel, has us competing against large, established companies with more experience selling products on a retail basis. In some instances, our competitors for these products have substantially greater financial resources than we have. We may not be able to compete effectively against these established companies.

Properties

          We operate approximately 370 fitness centers in 27 states and Canada. At December 31, 1999, we owned 40 fitness centers and leased either the land, building or both for the remainder of our fitness centers. Aggregate rent expense, including office and administrative space, was $96.1 million, $91.4 million and $86.8 million for 1999, 1998 and 1997, respectively. Most of our leases require us to pay real estate taxes, insurance, maintenance and, in the case of shopping center and office building locations, common-area maintenance fees. A limited number of leases also provide for percentage rental based on receipts. Various leases also provide for rent adjustments based on changes in the Consumer Price Index, most with limits provided to protect us from large increases in annual rental payments. Only one fitness center accounted for between 1% to 2% of our net revenues during 1999. We believe our properties are adequate for our current membership.

          The leases for fitness centers we have entered into in the last five years generally provide for an original term of no less than 15 years and, in some cases, for 20 years. Most leases give us at least one five-year option to renew and often two or more such options.

          Our executive offices are located in Chicago, Illinois. The lease expires in January 2003. We also lease space in Norwalk, California and Towson, Maryland for our member processing and collection centers.

Trademarks and Trade Names

          The majority of our fitness centers use the service mark "Bally Total Fitness", including 11 upscale centers that are known as "Bally Sports Clubs." The nationwide use of the service mark enhances brand identity and adds advertising efficiencies. Pursuant to our strategy of targeted market segmentaion, we have opened new facilities during the past few years that operate under upscale brands, including 10 fitness centers as "The Sports Clubs of Canada," eight as "Pinnacle Fitness" and five as "Gorilla Sports" and plan to further expand the use of these brands.

          In January 1996, we entered into a 10-year trademark license agreement with our former parent corporation which allows us to use certain marks, including the "Bally Total Fitness" service mark, in connection with our fitness center business. The name "Bally Total Fitness" is a service mark of Park Place Entertainment Corporation. We pay a license fee of $1.0 million per year. Following the initial 10-year term, we have the option to renew the license for an additional five-year period at a rate equal to the greater of the fair market value or $1.0 million per year.

Seasonal Membership Fee Originations

          Historically, we experienced greater membership fee originations in the first quarter and lower membership fee originations in the fourth quarter. Our new products and services may have the effect of further increasing the seasonality of our business.

Employees

          At December 31, 1999, we had approximately 16,350 employees, including approximately 8,600 part-time employees. The distribution of our employees is summarized as follows:

  Approximately 15,320 employees are involved in fitness center operations, including sales personnel, instructors, personal trainers, supervisory and facility personnel;

  Approximately 880 employees are involved in the operation of our member processing and collection centers, including management information systems;

  Approximately 60 employees are product and service development and operations support personnel; and

  Approximately 90 employees are accounting, marketing, human resources, real estate, legal and administrative support personnel.

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

Government Regulation

          Our operations and business practices are subject to regulation at federal, state, provincial and local levels. The general rules and regulations of the Federal Trade Commission and of other federal, provincial state and local consumer protection agencies apply to our advertising, sales and other trade practices.

          State and provincial statutes and regulations affecting the fitness industry have been enacted or proposed in all of the states and provinces in which we conduct business. Typically, these statutes and regulations prescribe certain forms and regulate the terms and provisions of membership contracts, including:

  Giving the member the right to cancel the contract, in most cases, within three business days after signing;

  Requiring an escrow for funds received from pre-opening sales or the posting of a bond or proof of financial responsibility; and, in some cases,

  Establishing maximum prices and terms for membership contracts and limitations on the financing term of contracts.

          In addition, we are subject to numerous other types of federal, state and provincial regulations governing the sale, financing and collection of memberships, including, among others, the Truth-in-Lending Act and Regulation Z adopted thereunder, as well as state and provincial laws governing the collection of debts. These laws and regulations are subject to varying interpretations by a large number of state, provincial and federal enforcement agencies and the courts. We maintain internal review procedures in order to comply with these requirements and believe our activities are in substantial compliance with all applicable statutes, rules and decisions.

          Under so-called "cooling-off" statutes in most states and provinces, new members of fitness centers have the right to cancel their memberships for a period of three to 10 days after the date the contract was entered into and are entitled to refunds of any payment made. The amount of time new members have to cancel their membership contract depends on the applicable state and provincial law. Further, our membership contracts provide that a member may cancel his or her membership at any time for qualified medical reasons or if the member relocates a certain distance away from a Bally fitness center. In addition, a membership may be canceled in the event of a member's death. The specific procedures for cancellation in these circumstances vary according to differing state and provincial laws. In each instance, the canceling member is entitled to a refund of prepaid amounts only. Furthermore, where permitted by law, a cancellation fee is due upon cancellation, and we may offset that amount against any refunds owed.

          We are a party to several state and federal consent orders. From time to time, we make minor adjustments to our operating procedures to comply with those consent orders. The consent orders essentially require continued compliance with applicable laws and require us to refrain from activities not in compliance with applicable laws.

          The provision of rehabilitative and physical therapy services is affected by federal, state, provincial and local laws and regulations concerning the development and operation of physical rehabilitation health programs, licensing, certification and reimbursement and other matters, which may vary by jurisdiction and which are subject to periodic revision. These laws and regulations are summarized as follows:

  The opening of a rehabilitation facility may require approval from state, provincial and/or local governments and re-licensing from time to time, both of which may be subject to a number of conditions.

  A substantial number of recipients of rehabilitative and physical therapy services have fees paid by governmental programs, as well as private third-party payers. Governmental reimbursement programs such as Medicare and Medicaid generally require facilities and services to meet certain standards promulgated by the federal and/or state government. Additionally, reimbursement levels by governmental and private third-party payers are subject to change, which could limit or reduce reimbursement levels and could have a material adverse effect on the demand for rehabilitative and physical therapy services.

  In a number of states and, in certain circumstances, pursuant to federal law, the referral of patients to rehabilitative and physical therapy services is subject to limitations imposed by law, the violation of which may, in certain circumstances, constitute a felony.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Item 4 is inapplicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

          Lee S. Hillman has been a director of Bally since September 1992 and was elected President and Chief Executive Officer in October 1996. Additionally, Mr. Hillman was Treasurer of Bally from April 1991 to October 1996, Executive Vice President from September 1995 to October 1996, Senior Vice President from April 1991 to September 1995 and Chief Financial Officer from April 1991 to May 1994. Mr. Hillman was Vice President, Chief Financial Officer and Treasurer of Bally Entertainment Corporation between November 1991 and December 1996, Executive Vice President between August 1992 and December 1996, and Senior Vice President between November 1991 and July 1992. From October 1989 to April 1991, Mr. Hillman was a partner with the accounting firm of Ernst & Young LLP. Mr. Hillman is also a director of Holmes Place, Plc. (an operator of fitness centers in the United Kingdom). Mr. Hillman is 44 years of age.

          John W. Dwyer was elected Executive Vice President of Bally in November 1997, Treasurer in October 1996, a Senior Vice President in 1995 and Vice President and Chief Financial Officer in May 1994. Mr. Dwyer was Corporate Controller of Bally Entertainment Corporation between June 1992 and December 1996 and a Vice President between December 1992 and December 1996. From October 1986 to June 1992, Mr. Dwyer was a partner with the accounting firm of Ernst & Young LLP. Mr. Dwyer is 47 years of age.

          William G. Fanelli was elected Senior Vice President, Operations of Bally in November 1997 and was Vice President, Strategic Operations from November 1996 to November 1997. Mr. Fanelli was Director, Business Development of Bally Entertainment Corporation from October 1993 to December 1996 and, for approximately nine years prior to October 1993, was employed by the accounting firm of Ernst & Young LLP. Mr. Fanelli is 37 years of age.

          Cary A. Gaan was elected Senior Vice President and General Counsel of Bally in January 1991 and Secretary in April 1996. Mr. Gaan served as a Vice President from 1987 to 1991. Mr. Gaan is 54 years of age.

          Harold Morgan has been employed by Bally since August 1991 and was elected a Vice President in January 1992 and Senior Vice President, Human Resources in September 1995. Mr. Morgan was Vice President, Human Resources of Bally Entertainment Corporation between December 1992 and December 1996. From 1985 until August 1991, Mr. Morgan was Director of Employee and Labor Relations of the Hyatt Corporation. Mr. Morgan is 43 years of age.

          Paul A. Toback was elected Senior Vice President, Corporate Development of Bally in March 1998, Vice President, Corporate Development in November 1997 and Vice President in September 1997. From January 1995 to August 1997, Mr. Toback was Senior Vice President and Chief Operating Officer of Globetrotters Engineering Corp., and from January 1993 to December 1994, he served as Executive Assistant to the Chief of Staff at the White House. Prior to January 1993, Mr. Toback was Director of Administration for Mayor Daley in the City of Chicago and, prior to that, an attorney at the law firm of Katten, Muchin & Zavis. Mr. Toback is 36 years of age.

          John H. Wildman was elected Senior Vice President, Sales and Marketing of Bally in November 1996 and Vice President, Sales and Marketing in September 1995. For approximately four years prior thereto, Mr. Wildman was a Senior Area Director for Bally. Mr. Wildman is 40 years of age.

PART II

ITEM 5.   MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED
                   STOCKHOLDER MATTERS

          Our common stock is currently traded on the New York Stock Exchange ("NYSE") under the symbol "BFT". Prior to commencement of trading on the NYSE on April 2, 1998, our common stock was quoted on the NASDAQ National Market ("NASDAQ") under the symbol "BFIT". The following table sets forth, for the periods indicated, the high and low quarterly sales prices for a share of our common stock as reported on NASDAQ or NYSE.

                                                 High           Low
                                              -----------   -----------

          1997:
            First quarter                     $  8 13/16    $  6
            Second quarter                      10 7/16        5 5/8
            Third quarter                       17 1/2         8 1/2
            Fourth quarter                      22            14 3/4

          1998:
            First quarter                     $ 31 9/16     $ 19 1/16
            Second quarter                      36 13/16      28
            Third quarter                       37 9/16       14 9/16
            Fourth quarter                      25 3/8        10 1/2

          1999:
            First quarter                     $ 26 11/16    $ 19 1/8
            Second quarter                      29 3/4        20
            Third quarter                       34 3/8        26 13/16
            Fourth quarter                      30 3/8        21 3/8

As of February 29, 2000, there were 8,991 holders of record of our common stock.

          We have not paid a cash dividend on our common stock since we became a public company in January 1996 and do not anticipate paying dividends in the foreseeable future. The terms of our revolving credit agreement restrict us from paying dividends without the consent of the lenders during the term of the agreement. In addition, the indenture for our subordinated promissory notes generally limits dividends paid by us to the aggregate of 50% of consolidated net income, as defined, earned after January 1, 1998 and the net proceeds to us from any stock offerings and the exercise of stock options and warrants.

ITEM 6.   SELECTED FINANCIAL DATA

          In the first quarter of 1999, in accordance with AICPA Statement of Position 98-5, Reporting Costs of Start-up Activities, we wrote off unamortized start-up costs of $.3 million ($.01 per share) as a cumulative effect of a change in accounting principle. In 1997, we recognized an extraordinary loss on extinguishment of debt of $21.4 million ($1.37 per share) resulting from a refinancing of our subordinated debt and revolving credit facility. In 1996, we recognized a net extraordinary gain on extinguishment of debt consisting of (1) a gain of $9.9 million ($.81 per share) from a $15.2 million tax obligation to our former parent, Bally Entertainment Corporation, which was forgiven as part of the December 1996 merger of Bally Entertainment with and into Hilton Hotels Corporation and (2) a charge of $4.2 million ($.35 per share) from a refinancing of our securitization facility.

          EBITDA is defined as operating income (loss) before depreciation and amortization. We have presented EBITDA supplementally because we believe this information is useful given the significance of our depreciation and amortization and because of our highly leveraged financial position. This data should not be considered as an alternative to any measure of performance or liquidity as promulgated under generally accepted accounting principles (such as net income/loss or cash provided by/used in operating, investing and financing activities), nor should they be considered as an indicator of our overall financial performance. Also, the EBITDA definition used herein may not be comparable to similarly titled measures reported by other companies.

                                             Year ended December 31
                                ------------------------------------------------
                                  1999      1998      1997      1996      1995
                                --------  --------  --------  --------  --------
                              (Dollar amounts in millions, except per share data)
Statement of Operations Data
Net revenues                    $  861.1  $  744.3  $  661.8  $  639.2  $  653.4
Depreciation and amortization       52.9      48.3      52.9      55.9      57.4
Operating income                    93.3      52.8      19.9      19.1       5.0
Before extraordinary items and
  cumulative effect of a change
  in accounting principle:
    Income (loss)                   42.4      13.3     (23.5)    (24.9)    (31.4)
    Basic earnings (loss) per
      common share (pro forma
      for 1995) (a)                 1.81      0.59     (1.51)    (2.04)    (3.25)
    Diluted earnings (loss)
      per common share (pro
      forma for 1995) (a)           1.56      0.51     (1.51)    (2.04)    (3.25)

Balance Sheet Data
  (at December 31)
Cash and equivalents            $   23.5  $   64.4  $   61.7  $   16.5  $   21.3
Installment contracts
  receivable, net                  486.1     422.1     343.6     300.2     303.4
Total assets                     1,348.6   1,128.8     967.6     893.3     936.5
Long-term debt, less current
  maturities                       593.9     482.2     405.4     376.4     368.0
Stockholders' equity               212.5     161.8      70.3      24.2      31.7

Other Financial Data
EBITDA                          $  146.2  $  101.1  $   72.8  $   75.0  $   62.4
Cash provided by (used in):
  Operating activities              39.1     (32.0)    (35.9)     (5.3)     (9.9)
  Investing activities            (138.0)    (79.0)    (16.1)     (9.8)    (42.1)
  Financing activities              58.0     113.7      97.2      10.4     (60.4)

  The net loss for 1995 reflects a federal income tax benefit arising from our prior tax sharing agreement with Bally Entertainment of $7.1 million. Pro forma loss per common share for 1995 (which is unaudited) has been determined giving effect to (1) adjustments made to reflect the income tax benefit as if we had filed our own separate consolidated income tax return for the year, which results in a pro forma net loss of $38.5 million, and (2) the distribution of 11,845,161 shares of our common stock to Bally Entertainment stockholders as if such distribution had taken place as of the beginning of the year.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS

General

          Our three primary strategic objectives have been to: improve the operating margins of our fitness center membership operations--our core business; increase the number of fitness centers we operate based on our more profitable fitness center prototype; and introduce new products and services to our members. To meet these objectives, the following strategic initiatives were developed and implemented:

Improve Core Business Operating Margins. The primary approach to improving the operating margins was to grow and improve the quality of revenues while leveraging the largely fixed cost structure of our business. In late 1997, we increased our emphasis on the sale of higher margin all-club memberships, which are typically financed, rather than the sale of lower margin single-club memberships. In late 1998, we significantly increased the monthly charge to new members for dues. We also continued our focus on maintaining higher down payments on financed membership plans and securing installment payments electronically. This resulted in a 12% growth in average down payments from 1997 to 1999. In addition, the financed initial membership fees in our receivables portfolio using an electronic payment method grew to approximately 64% at December 31, 1999. These efforts contributed to a 55% improvement in margins, including products and services, for earnings before interest, taxes, depreciation and amortization to 17% in 1999 from 11% in 1996. We believe that all of these actions, some of which initially reduced new membership unit sales and revenues, will continue to improve cash flows and operating income and margins.

New Facilities Expansion. In 1998, we initiated a plan to increase new facility openings of our more profitable new fitness center prototype. Seven of these facilities were opened during 1998, and 22 were opened in 1999. Due to deferral accounting, new fitness centers generally require nearly a full year before generating incremental earnings before interest, taxes, depreciation and amortization and operating income and require, on average, three or more years to approach maturity. From time to time, we identify opportunities to acquire existing fitness center operations, at attractive prices, that fit our strategic goals. Recently acquired fitness center operations generally were immediately accretive on a per share basis in terms of earnings before interest, taxes, depreciation and amortization, and operating income. During 1999, we acquired 24 existing fitness centers: 10 in the Toronto area operating as “The Sports Clubs of Canada”, two in the San Francisco area operating as “Pinnacle Fitness”, one club in each of the Chicago and Los Angeles areas operating as “Gorilla Sports”, six clubs in the Fresno area, where we previously had no fitness centers, and four clubs in the Seattle area now operating as “Bally Total Fitness”. During 1998, we acquired nine existing fitness centers in the San Francisco area, where we previously had no previous fitness centers, seven operating as “Pinnacle Fitness” and two as “Gorilla Sports”, and one additional fitness center in Chicago operating as “Bally Total Fitness”.

Add Products and Services. We also believe significant opportunities exist to increase revenues beyond those generated by the sale of membership plans and receipt of monthly dues. These additional revenues do not require significant capital investment. Beginning in mid-1997, we implemented and greatly expanded during 1998 and 1999 our product and service offerings, including:

  Personal training services now offered at most of our fitness centers;

  An exclusive line of Bally-branded nutritional products sold to our members; and

  Retail stores, currently located in approximately 220 of our fitness centers, which sell nutritional products, workout apparel and related soft goods.

Revenues from products and services have grown six-fold since 1997, to $62.6 million in 1999, while earnings before interest, taxes, depreciation and amortization has grown to $21.0 million. We expect the benefits from these new products and services to continue to grow in 2000.

Results of Operations

Comparison of the years ended December 31, 1999 and 1998

          Net revenue for 1999 was $861.1 million compared to $744.3 million in 1998, an increase of $116.8 million (16%). Net revenue from comparable fitness centers increased 10%. This increase in net revenues resulted from the following:

  The weighted-average price of memberships sold increased 6% over the prior year, and total membership units sold during 1999 increased 5%. Membership fees originated increased $44.7 million (10%).

  Dues collected increased $37.8 million (18%) from 1998, reflecting the continued improvements in member retention and pricing strategies and an increase attributable to fitness centers operating under our four upscale brands, which generally charge higher dues.

  Finance charges earned increased $9.3 million (19%) in 1999 due to the growth in size and consistent higher quality of our membership receivables portfolio. Membership receivables written off in 1999, as a percent of average membership receivables, was consistent with the prior year. Additionally, the percentage of accounts current with all contractual payments improved to 86% as of December 31, 1999 from 85% as of December 31, 1998. Average interest rates for finance charges to members was substantially unchanged during the periods.

  Products and services revenues increased $30.1 million (93%) over 1998, primarily reflecting the continued growth of personal training services and nutritional and other retail products.

  Fees and other revenue increased $2.0 million (22%) over 1998 due principally to the continuing growth of licensing revenue.

  Deferral accounting decreased revenues by $7.2 million more in 1999 than in 1998.

          The weighted-average number of fitness centers increased to 343 during 1999 from 320 during 1998, a 7% increase, including an increase in the weighted-average number of centers operating under our four upscale brands from 11 to 22. During 1999, we opened 22 new fitness centers within our major metropolitan areas and acquired 24 additional fitness centers: 10 in the Toronto area operating as "The Sports Clubs of Canada", two in the San Francisco area operating as "Pinnacle Fitness", one club in each of the Chicago and Los Angeles areas operating as "Gorilla Sports", six clubs in the Fresno area, where we previously had no fitness centers, and four clubs in the Seattle area now operating as "Bally Total Fitness". At December 31, 1999, we operated a total of 33 upscale fitness centers: 10 known as "Bally Sports Clubs," 10 as "The Sports Clubs of Canada", eight as "Pinnacle Fitness" and five as "Gorilla Sports".

          Operating income for 1999 was $93.3 million compared to $52.8 million in 1998. The increase of $40.5 million (77%) was due to a $116.8 million increase in net revenue (16%), offset, in part, by an increase in operating costs and expenses of $71.6 million (11%) and a $4.7 million increase in depreciation and amortization. The operating margin before depreciation and amortization increased to 17% from 14% for 1998. Excluding the provision for doubtful receivables and the effect of deferral accounting, operating costs and expenses increased $49.5 million (8%) from 1998. Fitness center operating expenses increased $21.7 million (5%) due principally to incremental costs of operating new fitness centers and additional commissions from the growth in initial membership fees originated. A substantial portion of commission expense is deferred through deferral accounting. The deferral accounting expense offset decreased expenses by $5.7 million less in 1999 than in 1998. Products and services expenses increased $19.2 million (86%) to support the revenue growth of product and service offerings. Operating income from products and services, net of related development, pre-opening and start-up costs, increased to $21.0 million from $10.1 million in the prior year, with an operating margin of 34% in 1999 compared to 31% in 1998. Member processing and collection center expenses and general and administrative expenses were substantially unchanged from the prior year. Advertising expenses increased 6% compared to the prior year due to increased market research, new club marketing and direct mail programs used to grow initial membership fees. Depreciation and amortization expense increased $4.7 million (10%) largely as a result of the significant increase in purchases and construction of property and equipment during 1999 and 1998.

          The provision for doubtful receivables, including the provision for cancellations which is reported in the financial statements as a direct reduction of initial membership fees on financed memberships originated, totaled 41% of the gross financed portion of new membership fees originated in both periods.

          Interest expense was $52.4 million in 1999 compared to $41.5 million in 1998. The increase of $10.9 million (26%) was due to higher levels of debt incurred and a slightly higher average interest rate offset, in part, by an increase in the amount of capitalized interest.

Comparison of the years ended December 31, 1998 and 1997

          Net revenue for 1998 was $744.3 million compared to $661.8 million in 1997, an increase of $82.5 million (12%). Net revenue from comparable fitness centers increased 11%. This significant increase in net revenues resulted from the following:

  The weighted-average price of memberships sold increased 21% over the prior year. As a result, membership fees originated increased $33.7 million (8%), consisting of a $61.5 million (17%) increase in financed memberships originated offset, in part, by a $27.8 million (48%) decrease in paid-in-full memberships originated. Total membership units sold during 1998 declined slightly compared to the prior year period reflecting the planned curtailment of sales of the lower priced, lower margin, single-club and discounted upgrade and add-on membership plans in 1998. Unit sales of all other memberships increased year over year by 11%

  As a result of our long-term strategy to improve the total yield from individual membership plans, including the monthly dues component, the slight decline in the number of individual memberships during 1998 consisted entirely of memberships with monthly dues of less than $3. This strategy to continually improve membership yield, combined with significantly lower member attrition, improved monthly dues collected $11.0 million (6%) from 1997.

  Finance charges earned increased $10.9 million (28%) in 1998 due to the growth in size and improved quality of our membership receivables portfolio. Membership receivables written off in 1998, as a percent of average membership receivables, improved 10% compared to the prior year. Additionally, the percentage of accounts current with all contractual payments improved to 85% as of December 31, 1998 from 83% as of December 31, 1997. The average interest rate for finance charges to members was substantially unchanged during the periods.

  Products and services revenue increased $22.5 million (223%) over 1997, primarily reflecting the revenue sale of personal training services and renewal and other retail products.

  Fees and other revenues increased $2.2 million (34%) over 1997 primarily due to the growth in licensing revenue.

  Deferral accounting increased revenues by $2.2 million more in 1998 than in 1997.

          The weighted-average number of fitness centers increased to 320 during 1998 from 317 during 1997, less than a 1% increase. During 1998, we closed six older, typically smaller and less profitable facilities while opening seven new, larger facilities, based on our new fitness center prototype. In addition, during 1998 we acquired 10 fitness centers: nine located in the San Francisco area and one in Chicago.

          Operating income for 1998 was $52.8 million compared to $19.9 million in 1997. The increase of $32.9 million (165%) was due to the increase in revenues partially offset by a $49.2 million (8%) increase in operating costs and expenses, which included a $22.5 million increase in the provision for doubtful receivables. Excluding the provision for doubtful receivables and the effect of deferral accounting, operating costs and expenses increased $33.3 million (6%) from 1997. Fitness center operating expenses increased $25.3 million (7%) due, in part, to increased spending to improve fitness center operations and appearance, additional commissions from the growth in initial membership fees originated and the incremental cost of operating new fitness centers. A substantial portion of commission expense is deferred through deferral accounting. The deferral accounting expense offset decreased expenses by $6.6 million more in 1998 than in 1997. Products and services expenses increased $13.9 million (162%) to support revenue growth of product and service offerings. Operating income from products and services, net of related development, pre-opening and start-up costs, increased to $10.1 million from $1.9 million in 1997 with an operating margin of 31% in 1998 compared to 22% in 1997. General and administrative expenses decreased $2.9 million (10%), reflecting that the 1997 period included charges related to vesting of 1996 restricted stock awards. Member processing and collection center expenses increased $1.6 million (4%). In addition, advertising expenses remained substantially unchanged and depreciation and amortization expense, as expected, declined $4.6 million largely as the result of amortization in 1997 related to the 1996 restricted stock awards.

          The provision for doubtful receivables, including the provision for cancellations which is reported in the financial statements as a direct reduction of initial membership fees on financed memberships originated, totaled 41% of the gross financed portion of new membership fees originated in both periods.

          Interest expense was $41.5 million in 1998 compared to $45.0 million in 1997. The decrease of $3.5 million (8%) was primarily due to lower average interest rates offset, in part, by a higher average level of debt.

Income Taxes

          The income tax provisions for 1999, 1998 and 1997 reflect state and Canadian income taxes only. The federal provision for 1999 and 1998 was offset by the utilization of prior years' net operating losses. No federal tax benefit was provided in 1997 due to the uncertainty that we would ultimately be able to use additional deferred tax assets.

Liquidity and Capital Resources

          During 1999, we expanded our capacity to attract new members and better serve existing members by investing $79.0 million to construct new clubs (22 were opened during 1999), acquire 24 additional clubs, and upgrade and expand over 60 existing clubs. In addition, we are in the later stages of a general refurbishment program begun two years ago, which has included the updating of equipment and décor in the majority of our fitness centers. During 1999, approximately $19.0 million was spent to support this program. An additional $2.0 million was spent to add additional retail outlets to our fitness centers, and $8.0 million was spent to acquire real estate, including existing leaseholds. Finally, approximately $24.0 million was spent and capitalized during 1999 for normal replacements.

          From time to time, we identify opportunities to acquire existing fitness center operations, at attractive prices, that fit our strategic goals. During 1999, we acquired 24 existing fitness centers: 10 in the Toronto area operating as "The Sports Clubs of Canada", two in the San Francisco area operating as "Pinnacle Fitness", one club in each of the Chicago and Los Angeles areas operating as "Gorilla Sports", six clubs in the Fresno area, where we previously had no fitness centers, and four clubs in the Seattle area now operating as "Bally Total Fitness". The total purchase price of the 24 centers was $47.4 million consisting of debt, including assumed and seller-financed debt, cash and shares of our common stock. Certain seller notes, which had a value of $8.9 million on the date issued, are exchangeable into 275,312 shares of our common stock at the note holder's option on or before July 2001.

          In May 1998, we sold 2,800,000 shares of our common stock to the public for net proceeds of $82.7 million, and in December 1998, we completed a $75.0 million private placement of 9 7/8% Series C senior subordinated notes due October 15, 2007. We used these proceeds to fund our growth strategies to open new fitness centers, to acquire fitness center operations in strategic geographic markets and to selectively acquire club-related real estate. We are currently engaged in various stages of discussions to acquire local and regional fitness center operators. None of the individual negotiations are for a material acquisition of fitness centers or club-related real estate.

          In August 1998, we announced our intention to repurchase up to 1,500,000 shares of our common stock on the open market from time to time. As of March 1, 2000, we have repurchased 625,100 shares at an average price of $18 per share. No purchases have been made since November 1999.

          In November 1999, we amended our three-year bank credit facility, increasing the aggregate amount available to $175.0 million consisting of a five-year $75.0 million term loan and a $100.0 million three-year revolving credit facility. The proceeds from the term loan were primarily used to repay principal outstanding on our revolving credit facility. The amount available under the revolving credit facility is reduced by any outstanding letters of credit, which cannot exceed $30.0 million. At December 31, 1999, the revolving credit facility was unused except for outstanding letters of credit totaling $6.0 million. The $75.0 million term loan is repayable in 20 quarterly installments of $250,000, with the final installment of $70.3 million due in November 2004. We have no scheduled principal payments under our subordinated debt until October 2007, and the principal amount of the certificates under our securitization facility remains fixed at $160.0 million through July 2001. Our debt service requirements, including interest, during 2000 are approximately $66.2 million. We believe that we will be able to satisfy our 2000 requirements for debt service, capital expenditures and any stock repurchases, out of available cash balances, cash flow from operations and, if necessary, borrowings on the revolving credit facility.

          Cash flow from operating activities for 1999 was a source of $39.1 million compared to a use of $32.0 million in 1998. Net installment contracts receivable grew $64.0 million during 1999 compared to $78.4 million in 1998. Excluding the growth in receivables, cash provided by operating activities totaled $103.1 million for 1999 compared to $46.4 million for 1998.

Year 2000

          We completed an assessment of whether our systems and those of third parties, which could have a material impact on our business, will function properly with respect to dates in 2000 and thereafter. All critical system modifications were completed and implemented prior to December 31, 1999 and, as such, we did not experience any material effects as a result of a year 2000 problem. Additionally, we did not experience any significant year 2000 problems with our non-information technology systems, such as embedded microcontrollers, or with the financial institutions that process our collections of installment receivables and monthly dues by electronic payment methods.

Forward-Looking Statements

          Forward-looking statements in this Form 10-K, including, without limitation, statements relating to our plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These factors include, among others, the following: general economic and business conditions; competition; success of operating initiatives, advertising and promotional efforts; existence of adverse publicity or litigation; acceptance of new product offerings; changes in business strategy or plans; quality of management; availability, terms and development of capital; business abilities and judgment of personnel; changes in, or the failure to comply with, government regulations; regional weather conditions; and other factors described in this Form 10-K or in other of our filings with the Securities and Exchange Commission. We are under no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                     MARKET RISK

          We are exposed to market risk from changes in the interest rates on certain of our outstanding debt. The outstanding loan balance under our bank credit facility and $14.5 million of the $160.0 million securitization facility bear interest at variable rates based on prevailing short-term interest rates in the United States and Europe. Based on 1999's average outstanding balance of these variable rate obligations, a 100 basis point change in interest rates would change interest expense by approximately $.3 million. For fixed rate debt, such as our senior notes and the securitization facility, interest rate changes affect their fair market value but do not impact earnings or cash flows.

          We have purchased an 8.99% London Interbank Offer Rate cap as required by the $14.5 million variable rate portion of the $160.0 million securitization facility. We presently do not use other financial derivative instruments to manage our interest costs. We are subject to minimal foreign exchange and no commodity risk.

ITEM 8.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index

Report of independent auditors                                               20

Consolidated balance sheet                                                   21

Consolidated statement of operations                                         23

Consolidated statement of stockholders' equity                               24

Consolidated statement of cash flows                                         25

Notes to consolidated financial statements                                   27

Supplementary data:
  Quarterly consolidated financial information (unaudited)                   41

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Bally Total Fitness Holding Corporation

We have audited the accompanying consolidated balance sheets of Bally Total Fitness Holding Corporation as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a)2. These financial statements and the schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bally Total Fitness Holding Corporation at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in the Summary of Significant Accounting Policies footnote to the consolidated financial statements, in 1999 the Company changed its method of accounting for start-up costs.

ERNST & YOUNG LLP

Chicago, Illinois
February 9, 2000

                     BALLY TOTAL FITNESS HOLDING CORPORATION
                           Consolidated Balance Sheet

                                                                    December 31
                                                      -------------------------
                                                             1999          1998
                                                      -----------   -----------
                                                           (In thousands)
ASSETS

Current assets:
  Cash and equivalents                                $    23,450   $    64,382
  Installment contracts receivable, net                   241,450       199,979
  Other current assets                                     46,185        34,212
                                                      -----------   -----------
    Total current assets                                  311,085       298,573

Installment contracts receivable, net                     244,693       222,147

Property and equipment, at cost:
  Land                                                     35,105        24,588
  Buildings                                               132,665       112,094
  Leasehold improvements                                  519,269       437,978
  Equipment and furnishings                               168,969       127,342
                                                      -----------   -----------
                                                          856,008       702,002
  Accumulated depreciation and amortization              (382,897)     (340,702)
                                                      -----------   -----------
    Net property and equipment                            473,111       361,300

Intangible assets, less accumulated
  amortization of $64,554 and $58,844                     137,156       101,815
Deferred income taxes                                      39,444        17,430
Deferred membership origination costs                     106,195        97,901
Other assets                                               36,873        29,679
                                                      -----------   -----------
                                                      $ 1,348,557   $ 1,128,845
                                                      ===========   ===========

                            See accompanying notes.

                     BALLY TOTAL FITNESS HOLDING CORPORATION
                           Consolidated Balance Sheet

                                                                    December 31
                                                      -------------------------
                                                             1999          1998
                                                      -----------   -----------
                                                           (In thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                    $    49,629   $    40,957
  Income taxes payable                                      3,063         2,608
  Deferred income taxes                                    40,933        18,919
  Accrued liabilities                                      59,197        48,596
  Current maturities of long-term debt                      9,505         5,799
  Deferred revenues                                       290,123       282,806
                                                      -----------   -----------
    Total current liabilities                             452,450       399,685

Long-term debt, less current maturities                   593,903       482,199

Other liabilities                                           6,531         6,226

Deferred revenues                                          83,214        78,952

Stockholders' equity:
  Preferred stock, $.10 par value; 10,000,000
    shares authorized; none issued
  Series A Junior Participating; 300,000 shares
    authorized; none issued
  Common stock, $0.1 par value; 60,200,000 shares
    authorized; 24,369,433 and 23,917,132 shares
    issued                                                    243           239
  Contributed capital                                     498,093       488,046
  Accumulated deficit                                    (267,124)     (309,306)
  Unearned compensation (restricted stock)                 (7,978)       (7,978)
  Common stock in treasury, at cost, 614,039 and
    543,739 shares                                        (10,775)       (9,218)
                                                      -----------   -----------
    Total stockholders' equity                            212,459       161,783
                                                      -----------   -----------
                                                      $ 1,348,557   $ 1,128,845
                                                      ===========   ===========

                            See accompanying notes.

                     BALLY TOTAL FITNESS HOLDING CORPORATION
                      Consolidated Statement of Operations

                                                         Year ended December 31
                                             ----------------------------------
                                                   1999        1998        1997
                                             ----------  ----------  ----------
                                             (In thousands, except share data)
Net revenues:
  Membership revenues -
    Initial membership fees on financed
      memberships originated                 $  465,443  $  414,190  $  352,661
    Initial membership fees on paid-in-full
      memberships originated                     23,721      30,318      58,117
    Dues collected                              242,952     205,104     194,084
    Change in deferred revenues                  (4,078)      3,122         961
                                             ----------  ----------  ----------
                                                728,038     652,734     605,823
  Finance charges earned                         59,449      50,160      39,218
  Products and services                          62,616      32,474      10,046
  Fees and other                                 10,995       8,976       6,697
                                             ----------  ----------  ----------
                                                861,098     744,344     661,784
Operating costs and expenses:
  Fitness center operations                     423,001     401,282     375,978
  Products and services                          41,570      22,409       8,536
  Member processing and collection centers       41,213      41,024      39,393
  Advertising                                    47,766      45,035      44,629
  General and administrative                     27,169      26,097      28,952
  Provision for doubtful receivables            139,627     118,604      96,078
  Depreciation and amortization                  52,857      48,255      52,878
  Change in deferred membership origination
    costs                                        (5,444)    (11,164)     (4,597)
                                             ----------  ----------  ----------
                                                767,759     691,542     641,847
                                             ----------  ----------  ----------
Operating income                                 93,339      52,802      19,937
Interest income                                   2,369       2,514       1,928
Interest expense                                (52,394)    (41,494)    (45,021)
                                             ----------  ----------  ----------
Income (loss) before income taxes,
  extraordinary charge and cumulative effect
  of a change in accounting principle            43,314      13,822     (23,156)
Income tax provision                                870         525         300
                                             ----------  ----------  ----------
Income (loss) before extraordinary charge
  and cumulative effect of a change in
  accounting principle                           42,444      13,297     (23,456)
Extraordinary loss on extinguishment of
  debt                                                                  (21,414)
Cumulative effect of a change in
  accounting principle                             (262)
                                             ----------  ----------  ----------
Net income (loss)                            $   42,182  $   13,297  $  (44,870)
                                             ==========  ==========  ==========

Basic earnings (loss) per common share:
  Income (loss) before extraordinary
    charge and cumulative effect of a
    change in accounting principle           $     1.81  $      .59  $    (1.51)
  Extraordinary loss on extinguishment
    of debt                                                               (1.37)
  Cumulative effect of a change in
    accounting principle                           (.01)
                                             ----------  ----------  ----------
  Net income (loss) per common share         $     1.80  $      .59  $    (2.88)
                                             ==========  ==========  ==========
Average common shares outstanding            23,382,288  22,424,172  15,557,491

Diluted earnings (loss) per common share:
  Income (loss) before extraordinary
    charge and cumulative effect of a
    change in accounting principle           $     1.56  $      .51  $    (1.51)
  Extraordinary loss on extinguishment
    of debt                                                               (1.37)
  Cumulative effect of a change in
    accounting principle                           (.01)
                                             ----------  ----------  ----------
  Net income (loss) per common share         $     1.55  $      .51  $    (2.88)
                                             ==========  ==========  ==========
Average diluted common shares outstanding
  (includes 3,853,543 and 3,747,232 common
  equivalent shares in 1999 and 1998)        27,235,831  26,171,404  15,557,491

                            See accompanying notes.

                     BALLY TOTAL FITNESS HOLDING CORPORATION
                 Consolidated Statement of Stockholders' Equity

                                     Common stock                                 Unearned                  Total
                                   -----------------                            compensation    Common      stock-
                                                Par   Contributed  Accumulated  (restricted    stock in     holders'
                                     Shares    value    capital      deficit       stock)      treasury     equity
                                   ----------  -----  -----------  -----------  -------------  ---------   ---------
                                                           (In thousands, except share data)

Balance at December 31, 1996       12,495,161  $ 125    $ 303,811   $ (277,733)    $ (2,051)   $           $  24,152
Net loss                                                               (44,870)                              (44,870)
Issuance of common stock through
  public offering                   8,000,000     80       88,310                                             88,390
Issuance of common stock upon
  exercise of stock options
  and other                            79,931      1          597                                                598
Amortization of unearned
  compensation                                                                        2,051                    2,051
                                   ----------  -----    ---------    ----------    --------    ---------   ---------
Balance at December 31, 1997       20,575,092    206      392,718     (322,603)                               70,321

Net income                                                              13,297                                13,297
Issuance of common stock through
  public offering                   2,800,000     28       82,716                                             82,744
Issuance of common stock for
  acquisitions of businesses          230,769      2        3,423                                              3,425
Acquisition of business with
  treasury stock                       11,061                  42                                    310         352
Issuance of common stock under
  stock purchase and option plans     121,271      1        1,169                                              1,170
Issuance of common stock under
  long-term incentive plan            190,000      2        7,978                    (7,978)                       2
Purchases of common stock            (554,800)                                                    (9,528)     (9,528)
                                   ----------  -----    ---------    ----------    --------    ---------   ---------
Balance at December 31, 1998       23,373,393    239      488,046     (309,306)      (7,978)      (9,218)    161,783

Net income                                                              42,182                                42,182
Issuance of common stock for
  acquisitions of businesses          141,723      1        7,798                                              7,799
Issuance of common stock under
  stock purchase and option plans     310,578      3        2,249                                              2,252
Purchases of common stock             (70,300)                                                    (1,557)     (1,557)
                                   ----------  -----    ---------    ----------    --------    ---------   ---------
Balance at December 31, 1999       23,755,394  $ 243    $ 498,093    $ (267,124)   $ (7,978)   $ (10,775)  $ 212,459
                                   ==========  =====    =========    ==========    ========    =========   =========

                            See accompanying notes.

                     BALLY TOTAL FITNESS HOLDING CORPORATION
                      Consolidated Statement of Cash Flows

                                                         Year ended December 31
                                             ----------------------------------
                                                   1999        1998        1997
                                             ----------  ----------  ----------
                                                       (In thousands)
OPERATING:
  Income (loss) before extraordinary charge
    and cumulative effect of a change in
    accounting principle                     $   42,444  $   13,297  $  (23,456)
  Adjustments to reconcile to cash provided
    (used) -
    Depreciation and amortization, including
      amortization included in interest
      expense                                    56,175      50,585      55,287
    Provision for doubtful receivables          139,627     118,604      96,078
    Change in operating assets and
      liabilities                              (199,164)   (214,486)   (163,845)
                                             ----------  ----------  ----------
      Cash provided by (used in) operating
        activities                               39,082     (32,000)    (35,936)

INVESTING:
  Purchases and construction of property
    and equipment                              (119,089)    (76,432)    (27,065)
  Proceeds from sale of property and
    equipment                                                            10,946
  Acquisitions of businesses                    (13,241)     (2,521)
  Other, net                                     (5,680)
                                             ----------  ----------  ----------
      Cash used in investing activities        (138,010)    (78,953)    (16,119)

FINANCING:
  Debt transactions -
    Proceeds from long-term borrowings           75,000      73,501     225,052
    Repayments of long-term debt                (11,274)    (30,871)   (208,034)
    Debt issuance costs                          (6,425)     (3,362)     (8,466)
                                             ----------  ----------  ----------
      Cash provided by debt transactions         57,301      39,268       8,552

  Equity transactions -
    Proceeds from issuance of common stock
      through public offering                                82,744      88,390
    Proceeds from issuance of common stock
      upon exercise of stock options and
      stock purchase plans                        2,252       1,172         258
    Purchases of common stock for treasury       (1,557)     (9,528)
                                             ----------  ----------  ----------
      Cash provided by financing activities      57,996     113,656      97,200
                                             ----------  ----------  ----------

Increase (decrease) in cash and equivalents     (40,932)      2,703      45,145
Cash and equivalents, beginning of year          64,382      61,679      16,534
                                             ----------  ----------  ----------
Cash and equivalents, end of year            $   23,450  $   64,382  $   61,679
                                             ==========  ==========  ==========

                            See accompanying notes.

                     BALLY TOTAL FITNESS HOLDING CORPORATION
                Consolidated Statement of Cash Flows-(continued)

                                                        Years ended December 31
                                             ----------------------------------
                                                   1999        1998        1997
                                             ----------  ----------  ----------
                                                       (In thousands)
SUPPLEMENTAL CASH FLOWS INFORMATION:

Changes in operating assets and liabilities,
  net of effects from acquisitions or sales,
  were as follows -
    Increase in installment contracts
      receivable                             $ (203,644) $ (196,990) $ (140,096)
    Increase in other current and other
      assets                                     (8,987)     (3,765)     (8,402)
    Increase in deferred membership
      origination costs                          (5,444)    (11,164)     (4,597)
    Increase (decrease) in accounts payable      10,076       3,689      (4,657)
    Increase in income taxes payable                455         607          84
    Increase (decrease) in accrued and other
      liabilities                                 4,302      (3,741)     (5,216)
    Increase (decrease) in deferred revenues      4,078      (3,122)       (961)
                                             ----------  ----------  ----------
                                             $ (199,164) $ (214,486) $ (163,845)
                                             ==========  ==========  ==========

Cash payments for interest and income taxes
  were as follows -
    Interest paid                            $   49,612  $   40,029  $   48,427
    Interest capitalized                         (1,449)       (540)       (511)
    Income taxes paid (refunded), net               415         (83)        216

Investing and financing activities exclude
  the following non-cash transactions -
    Acquisition of property and equipment
      through capital leases/borrowings      $   25,118  $    9,968  $   14,044
    Acquisitions of businesses with common
      stock                                       7,800       3,425
    Acquisition of business with treasury
      stock                                                     352
    Common stock issued under long-term
      incentive plan                                          7,978
    Debt, including debt assumed, related to
      acquisitions of businesses                 26,393

                            See accompanying notes.
BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Consolidated Financial Statements
(All dollar amounts in thousands, except share data)

Summary of significant accounting policies

Basis of presentation

The accompanying consolidated financial statements include the accounts of Bally Total Fitness Holding Corporation (the “Company”) and the subsidiaries that it controls. The Company, through its subsidiaries, is a nationwide commercial operator of fitness centers with approximately 370 facilities concentrated in 27 states and Canada. The Company operates in one industry segment, and all significant revenues arise from the commercial operation of fitness centers, primarily in major metropolitan areas in the United States and Canada. Unless otherwise specified in the text, references to the Company include the Company and its subsidiaries.

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which require the Company’s management to make estimates and assumptions that affect the amounts reported therein. Actual results could vary from such estimates.

Cash equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. The carrying amount of cash equivalents approximates fair value due to the short maturity of those instruments.

Property and equipment

Depreciation of buildings, equipment and furnishings (including assets under capital leases) is provided on the straight-line method over the estimated economic lives of the related assets. Amortization of leasehold improvements is provided on the straight-line method over the lesser of the estimated useful lives of the improvements or the lease periods. Depreciation and amortization of property and equipment was $47,580, $41,788 and $45,739 for 1999, 1998 and 1997, respectively.

Deferred finance costs

Deferred finance costs are amortized over the terms of the related debt using the bonds outstanding method. Included in “Other assets” at December 31, 1999 and 1998 were deferred finance costs of $14,252 and $10,872, respectively, net of accumulated amortization of $6,761 and $3,710, respectively.

Intangible assets

Intangible assets consist principally of cost in excess of net assets of acquired businesses (goodwill), which is being amortized on the straight-line method over periods ranging up to 40 years from dates of acquisition, and amounts assigned to acquired operating lease rights, which are being amortized on the straight-line method over the remaining lease periods. The Company evaluates annually whether the remaining estimated useful life of goodwill may warrant revision or the remaining balance of goodwill may not be recoverable, generally considering expectations of future profitability and cash flows (undiscounted and without interest charges) on a consolidated basis. If the sum of the Company’s expected future cash flows were less than the carrying value of the Company’s long-lived assets and identifiable intangibles, an impairment loss would be recognized equal to the amount by which the carrying value of the Company’s long-lived assets and identifiable intangibles exceeded their fair value. Based on present operations and strategic plans, the Company believes that no impairment of goodwill existed at December 31, 1999. However, if future operations do not perform as expected, or if the Company’s strategic plans for its business were to change, a reduction in the carrying value of these assets may be required.

Membership revenue recognition

The Company’s fitness centers primarily offer a dues membership, which permits members, upon paying an initial membership fee, which may be financed, to maintain their membership on a month-to-month basis as long as monthly dues payments are made. Initial membership fees may be paid in full when members join or may be financed via installment contracts over periods ranging up to 36 months. Revenues from initial membership fees (net of any related allowances) are deferred and recognized ratably over the weighted-average expected life of the memberships, which for paid-in-full memberships and financed memberships sold have been calculated to be 36 months and 22 months, respectively. Costs directly related to the origination of memberships (substantially all of which are sales commissions paid, which are included in “Fitness center operations”) are also deferred and are amortized using the same methodology as for initial membership fees described above. The allowance for cancellations of memberships under so-called “cooling-off” statutes in most states, contractually permitted cancellations and first payment defaults is charged directly against membership revenue. The provision for doubtful receivables represents the allowance for all other uncollectible memberships. Dues revenue is recorded as monthly services are provided. Accordingly, when dues are prepaid, the prepaid portion is deferred and recognized over the applicable term. Installment contracts bear interest at, or are adjusted for financial accounting purposes at the time the contracts are sold to, rates for comparable consumer financing contracts. Unearned finance charges are amortized over the term of the contracts on the sum-of-the-months-digits method, which approximates the interest method.

Components of deferred revenues as of December 31, 1999 and 1998 are as follows:

                                  1999                         1998
                      ----------------------------  ---------------------------
                      Current  Long-term    Total   Current  Long-term    Total
                      -------- --------- --------   -------- --------- --------
Financed initial
  membership fees
  deferred            $221,664  $ 51,468 $273,132   $201,988  $ 48,050 $250,038
Paid-in-full initial
  membership fees
  deferred              23,823    14,890   38,713     39,818    19,875   59,693
Prepaid dues            44,636    16,856   61,492     41,000    11,027   52,027
                      --------  -------- --------   --------  -------- --------
                      $290,123  $ 83,214 $373,337   $282,806  $ 78,952 $361,758
                      ========  ======== ========   ========  ======== ========

Components of the change in deferred revenues for the years ended December 31, 1999, 1998 and 1997 are as follows:

                                                   1999        1998        1997
                                             ----------  ----------  ----------
Financed initial membership fees:
  Originating                                $ (465,443) $ (414,190) $ (352,661)
  Less provision for doubtful receivables       139,627     118,604      96,078
                                             ----------  ----------  ----------
  Originating, net                             (325,816)   (295,586)   (256,583)
  Recognized                                    302,723     258,748     223,270
                                             ----------  ----------  ----------
    Increase in deferral                        (23,093)    (36,838)    (33,313)

Paid-in-full initial memberships fees:
  Originating                                   (23,721)    (30,318)    (58,117)
  Recognized                                     44,700      68,780      90,666
                                             ----------  ----------  ----------
  Decrease in deferral                           20,979      38,462      32,549

(Increase) decrease in prepaid dues,
  exclusive of dues related to acquired
  businesses                                     (1,964)      1,498       1,725
                                             ----------  ----------  ----------
Change in deferred revenues                  $   (4,078) $    3,122  $      961
                                             ==========  ==========  ==========

Components of the change in deferred membership origination costs for the years ended December 31, 1999, 1998 and 1997 are as follows:

                                                   1999        1998        1997
                                             ----------  ----------  ----------

Incurred                                     $ (109,089) $  (99,302) $  (84,104)
Amortized                                       103,645      88,138      79,507
                                             ----------  ----------  ----------
Change in deferred membership origination
  costs                                      $   (5,444) $  (11,164) $   (4,597)
                                             ==========  ==========  ==========

Earnings (loss) per common share

Basic earnings (loss) per common share is computed by dividing income (loss) before extraordinary charge and cumulative effect of a change in accounting principle, extraordinary loss on extinguishment of debt, cumulative effect of a change in accounting principle and net income (loss) by the weighted-average number of shares of common stock outstanding during each year, which totaled 23,382,288 shares, 22,424,172 shares and 15,557,491 shares for 1999, 1998 and 1997, respectively. Diluted earnings (loss) per common share is computed by dividing income (loss) before extraordinary charge and cumulative effect of a change in accounting principle, extraordinary loss on extinguishment of debt, cumulative effect of a change in accounting principle and net income (loss) by the weighted-average number of shares of common stock and common stock equivalents outstanding during each year, which totaled 27,235,831 shares, 26,171,404 shares and 15,557,491 shares for 1999, 1998 and 1997, respectively. Common stock equivalents represent the dilutive effect of the assumed exercise of outstanding warrants and stock options and the conversion of exchangeable notes. Common stock equivalents increased the weighted-average number of shares outstanding for diluted earnings per common share by 3,853,543 shares and 3,747,232 shares for 1999 and 1998, respectively. The assumed exercise of outstanding warrants and stock options for diluted loss per common share was not applicable in 1997 because its effect was anti-dilutive.

Extraordinary loss

The extraordinary loss on extinguishment of debt for 1997 of $21,414 ($1.37 per share) resulted from a refinancing of the Company’s subordinated debt and revolving bank credit facility.

Cumulative effect of a change in accounting principle

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) 98-5, Reporting the Costs of Start-up Activities, and was effective beginning on January 1, 1999. SOP 98-5 required that start-up costs, including organization costs capitalized prior to January 1, 1999, be written off and any future start-up costs be expensed as incurred. The Company’s unamortized start-up costs at January 1, 1999 were written off and reported as a cumulative effect of a change in accounting principle, net of tax.

Reclassifications

Certain prior-year amounts have been reclassified to conform to the current-year presentation.

Acquisitions

During 1999, the Company acquired 24 fitness centers: 10 upscale centers in the Toronto, Canada area, six in the Fresno, California area, four in the Seattle area, two in the San Francisco area and one each in the Los Angeles and Chicago areas. The total purchase price of the 24 centers was $47,434, consisting of debt, including assumed and seller financed debt, cash and shares of the Company’s common stock. Certain seller notes, which had a value of $8,947 on the date issued, are exchangeable at the option of the note holder for 275,312 shares of the Company’s common stock on or before July 2001.

Installment contracts receivable

                                                             1999          1998
                                                      -----------   -----------
Current:
  Installment contracts receivable                    $   355,029   $   294,880
  Unearned finance charges                                (41,515)      (35,792)
  Allowance for doubtful receivables and
    cancellations                                         (72,064)      (59,109)
                                                      -----------   -----------
                                                      $   241,450   $   199,979
                                                      ===========   ===========
Long-term:
  Installment contracts receivable                    $   319,034   $   287,443
  Unearned finance charges                                (20,367)      (18,104)
  Allowance for doubtful receivables and
    cancellations                                         (53,974)      (47,192)
                                                      -----------   -----------
                                                      $   244,693   $   222,147
                                                      ===========   ===========

The carrying amount of installment contracts receivable at December 31, 1999 and 1998 approximates fair value based on discounted cash flow analyses, using interest rates in effect at the end of each year comparable to similar consumer financing contracts.

Accrued liabilities

                                                             1999          1998
                                                      -----------   -----------

Payroll and benefit-related liabilities               $    21,436   $    17,908
Interest                                                    7,165         6,254
Taxes other than income taxes                              10,133         6,392
Other                                                      20,463        18,042
                                                      -----------   -----------
                                                      $    59,197   $    48,596
                                                      ===========   ===========

Long-term debt

                                                             1999          1998
                                                      -----------   -----------
Nonsubordinated:
  Securitization facility                             $   160,000   $   160,000
  Term loan, due 2004                                      75,000
  Capital lease obligations                                24,559        18,759
  Other secured and unsecured obligations                  45,164        10,726
Subordinated:
  9 7/8% Series B Senior Subordinated Notes due 2007          236       225,000
  9 7/8% Series C Senior Subordinated Notes due 2007,
    less unamortized discount of $1,487                                  73,513
  9 7/8% Series D Senior Subordinated Notes due 2007,
    less unamortized discount of $1,315                   298,449
                                                      -----------   -----------
Total long-term debt                                      603,408       487,998
                                                      -----------   -----------

Current maturities of long-term debt                       (9,505)       (5,799)
                                                      -----------   -----------

Long-term debt, less current maturities               $   593,903   $   482,199
                                                      ===========   ===========

In November 1999, the Company amended its three-year bank credit facility, increasing the aggregate amount available to $175,000, consisting of a five-year, $75,000 term loan due November 2004 and a $100,000 three-year revolving credit facility maturing November 2002. The amount available under the revolving credit facility is reduced by any outstanding letters of credit, which cannot exceed $30,000. At December 31, 1999, the revolving credit facility was unused except for outstanding letters of credit totaling $6,041. The rate of interest on borrowings is at the Company’s option, generally based upon either the agent bank’s prime rate plus 2.00% or a Eurodollar rate plus 3.00% for the revolving credit facility and the agent bank’s prime rate plus 2.50% or a Eurodollar rate plus 3.50% for the term loan. A fee of 2.00% on outstanding letters of credit is payable quarterly. A commitment fee of one-half of 1% is payable quarterly on the unused portion of the revolving credit facility. The credit facility is secured by substantially all real and personal property (excluding installment contracts receivable) of the Company. The $75,000 term loan is repayable in 20 quarterly installments of $250 commencing March 31, 2000, with the final installment of $70,250 due in November 2004.

In December 1996, the Company refinanced its securitization facility by completing a private placement of asset-backed securities (the “Securitization”) pursuant to which $145,500 of 8.43% Accounts Receivable Trust Certificates and $14,500 of Floating Rate Accounts Receivable Trust Certificates (the “Floating Certificates”) were issued as undivided interests in the H&T Master Trust (the “Trust”). In April 1999, the Company amended the Securitization, extending the initial maturity to July 2001. The Floating Certificates bear interest (9.47%, 8.11% and 8.55% at December 31, 1999, 1998 and 1997, respectively) at 3.01% above the London Interbank Offer Rate (“LIBOR”), with the LIBOR rate on the Floating Certificates capped at 8.99% pursuant to an interest rate cap agreement. The Trust was created for the issuance of asset-backed securities and was formed pursuant to a pooling and servicing agreement. The Trust includes a portfolio of substantially all of the Company’s installment contracts receivable from membership sales and the proceeds thereof. The amount by which installment contracts receivable in the Trust exceeds the $160,000 principal amount of certificates issued by the Trust is generally retained by the Company.

The Company services the installment contracts receivable held by the Trust and earns a servicing fee which approximates the servicing costs incurred by the Company. Through July 2001, the principal amount of the certificates remains fixed, and collections of installment contracts receivable flow through to the Company in exchange for the securitization of additional installment contracts receivable, except that collections are first used to fund interest requirements. The amortization period commences in August 2001, after which collections of installment contracts receivable will be used first to fund interest requirements and then to repay principal on the certificates. The amortization period ends upon the earlier to occur of the certificates being repaid in full or August 2004.

The Company leases certain fitness center facilities and equipment under capital leases expiring in periods ranging from one to 20 years. Included in “Property and equipment” at December 31, 1999 and 1998 were assets under capital leases of $30,823 and $24,118, respectively, net of accumulated amortization of $8,840 and $4,640, respectively.

In October 1997, the Company refinanced its subordinated debt by issuing $225,000 aggregate principal amount of 9 7/8% Series B Senior Subordinated Notes due 2007 (the “Series B Notes”) and completing a tender offer and consent solicitation (the “Tender Offer”) with respect to its $200,000 aggregate principal amount of 13% Senior Subordinated Notes (the “13% Notes”). Pursuant to the Tender Offer, the Company purchased $177,445 aggregate principal amount of the 13% Notes, substantially all at a price of 108.3% of the principal amount, together with accrued and unpaid interest. In January 1998, the Company redeemed the remaining $22,555 aggregate principal amount of the 13% Notes not tendered in the Tender Offer at a price of 106.5% of the principal amount, together with accrued and unpaid interest.

In December 1998, the Company, through a private placement, issued $75,000 aggregate principal amount of 9 7/8% Series C Senior Subordinated Notes due 2007 (the “Series C Notes”) at a discount to yield an interest rate of 10.2%. The Series C Notes were pari passu with the $225,000 Series B Notes issued in 1997.

In June 1999, the Company exchanged the Series B and Series C Notes for a like principal amount of 9 7/8% Series D Senior Subordinated Notes due 2007 (the “Series D Notes”). The terms of the Series D Notes are substantially identical to the terms of the Series B and Series C Notes. The Series D Notes are not subject to any sinking fund requirement but may be redeemed beginning in October 2002, in whole or in part, with premiums ranging from 4.9% in 2002 to zero in 2005 and thereafter. The payment of the Series D and the Series B Notes not exchanged is subordinated to the payment in full of all senior indebtedness of the Company, as defined (approximately $303,000 at December 31, 1999).

The revolving credit agreement and the indentures for the 9 7/8% Series B and Series D Notes contain covenants that, among other things and subject to certain exceptions, restrict the ability of the Company to incur additional indebtedness, pay dividends, prepay certain indebtedness, dispose of certain assets, create liens and make certain investments or acquisitions. The revolving credit agreement also requires the maintenance of certain financial covenants.

Maturities of long-term debt and future minimum payments under capital leases, together with the present value of future minimum rentals as of December 31, 1999, are as follows:

                                              Long-term     Capital
                                                   debt      leases       Total
                                             ----------  ----------  ----------

2000                                         $    3,997  $    7,770  $   11,767
2001                                             77,684       6,068      83,752
2002                                            106,038       4,724     110,762
2003                                              3,166       4,301       7,467
2004                                             80,767       2,463      83,230
Thereafter                                      307,197      13,206     320,403
                                             ----------  ----------  ----------
                                                578,849      38,532     617,381
Less amount representing interest                           (13,973)    (13,973)
                                             ----------  ----------  ----------
                                             $  578,849  $   24,559  $  603,408
                                             ==========  ==========  ==========

The fair value of the Company’s long-term debt at December 31, 1999 and 1998 approximates its carrying amount except for the Company’s subordinated debt, which had a fair market value (based on quoted market prices) of $289,500 and $294,000 at December 31, 1999 and 1998, respectively. The fair values are not necessarily indicative of the amounts the Company could acquire the debt for in a purchase or redemption.

Income taxes

The income tax provision applicable to income (loss) before income taxes, extraordinary charge and cumulative effect of a change in accounting principle consists of the following:

                                                   1999        1998        1997
                                             ----------  ----------  ----------

Deferred                                     $   16,950  $    6,180  $
Reversal of valuation allowance                 (16,950)     (6,180)
State and other (all current)                       870         525         300
                                             ----------  ----------  ----------
                                             $      870  $      525  $      300
                                             ==========  ==========  ==========

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial accounting and income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 1999 and 1998, along with their classification, are as follows:

                                         1999                     1998
                                ----------------------   ----------------------
                                   Assets  Liabilities      Assets  Liabilities
                                ---------  -----------   ---------  -----------

Installment contract revenues   $            $  63,585   $            $  37,521
Amounts not yet deducted for
  tax purposes:
    Bad debts                      51,759                   45,604
    Other                          11,042                    9,600
Amounts not yet deducted for
  book purposes:
    Deferred membership
      origination costs                         43,436                   41,595
Depreciation and capitalized
  costs                             4,143                    5,315
Tax loss carryforwards            211,266                  208,083
Other, net                                      13,996                   11,895
                                ---------    ---------   ---------    ---------
                                  278,210    $ 121,017     268,602    $  91,011
                                             =========                =========
Valuation allowance              (158,682)                (179,080)
                                ---------                ---------
                                $ 119,528                $  89,522
                                =========                =========

Current                         $  22,841    $  63,774   $  18,974    $  37,893
Long-term                          96,687       57,243      70,548       53,118
                                ---------    ---------   ---------    ---------
                                $ 119,528    $ 121,017   $  89,522    $  91,011
                                =========    =========   =========    =========

Federal tax loss and Alternative Minimum Tax (“AMT”) credit carryforwards were allocated to the Company from Bally Entertainment Corporation (its former parent) pursuant to U.S. Treasury Regulations. The amount of carryforwards allocated to the Company may ultimately be different as a result of Internal Revenue Service (“IRS”) adjustments. At December 31, 1999, estimated federal AMT credit and tax loss carryforwards of $2,987 and $480,916, respectively, have been recorded by the Company. The AMT credits can be carried forward indefinitely, while the tax loss carryforwards expire through 2019. In addition, the Company has substantial state tax loss carryforwards, which begin to expire in 2000 and fully expire through 2019. Based upon the Company’s past performance and the expiration dates of its carryforwards, the ultimate realization of all of the Company’s deferred tax assets cannot be assured. Accordingly, a valuation allowance has been recorded to reduce deferred tax assets to a level which, more likely than not, will be realized.

A reconciliation of the income tax provision with amounts determined by applying the U.S. statutory tax rate to income (loss) before income taxes, extraordinary charge, and cumulative effect of change in accounting principle is as follows:

                                                   1999        1998        1997
                                             ----------  ----------  ----------

Provision (benefit) at U.S. statutory
  tax rate (35%)                             $   15,068  $    4,838  $   (8,105)
Add (deduct):
  Provision (benefit) for change in
    valuation allowance                         (16,950)     (6,180)      6,748
  State income taxes, net of related
    federal income tax effect and
    valuation allowance                             517         341         195
  Amortization of cost in excess of
    acquired assets                               1,643       1,419       1,412
  Other, net                                        592         107          50
                                             ----------  ----------  ----------
Income tax provision                         $      870  $      525  $      300
                                             ==========  ==========  ==========

Stockholders’ equity

The Series A Junior Participating Preferred Stock, $.10 par value (the “Series A Junior Stock”), if issued, will have a minimum preferential quarterly dividend payment equal to the greater of (i) $1.00 per share and (ii) an amount equal to 100 times the aggregate dividends declared per share of the Company’s common stock, par value $.01 per share, (“Common Stock”) during the related quarter. In the event of liquidation, the holders of the shares of Series A Junior Stock will be entitled to a preferential liquidation payment equal to the greater of (a) $100 per share and (b) an amount equal to 100 times the liquidation payment made per share of Common Stock. Each share of Series A Junior Stock will have 100 votes, voting together with the shares of Common Stock. Finally, in the event of any merger, consolidation or other transaction in which shares of Common Stock are exchanged, each share of Series A Junior Stock will be entitled to receive 100 times the amount received per share of Common Stock. These rights are protected by customary anti-dilution provisions.

The Board of Directors of the Company adopted a stockholders rights plan (the “Stockholder Rights Plan”) and issued and distributed a stock purchase right (“Right”) for each share of Common Stock. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Stock at a price of $40.00 per one one-hundredth of a share of Series A Junior Stock, subject to adjustment (the “Purchase Price”).

The Rights are not exercisable or transferable apart from the Common Stock until the occurrence of one of the following: (i) 10 days (or such later date as may be determined by action of the Board of Directors of the Company prior to such time as any person or group of affiliated persons becomes an Acquiring Person) after the date of public announcement that a person (other than an Exempt Person, as defined below) or group of affiliated or associated persons has acquired, or obtained the right to acquire, beneficial ownership of 10% or more of the Common Stock (15% for certain institutional holders) (an “Acquiring Person”), or (ii) 10 days after the date of the commencement of a tender offer or exchange offer by a person (other than an Exempt Person) or group of affiliated or associated persons, the consummation of which would result in beneficial ownership by such person or group of 20% or more of the outstanding shares of Common Stock. “Exempt Persons” include the Company, any subsidiary of the Company, employee benefit plans of the Company, directors of the Company on January 5, 1996 who are also officers of the Company, Bally Entertainment Corporation and any person holding the warrant to purchase 2,942,805 shares of Common Stock initially issued to Bally Entertainment Corporation.

In the event that, at any time after a person or group of affiliated or associated persons has become an Acquiring Person, (i) the Company consolidates with or merges with or into any person and is not the surviving corporation, (ii) any person merges with or into the Company and the Company is the surviving corporation, but the shares of Common Stock are changed or exchanged, or (iii) 50% or more of the Company’s assets or earning power are sold, each holder of a Right will thereafter have the right to receive, upon the exercise thereof at the then-current exercise price of the Right, that number of shares of Common Stock (or under certain circumstances, an economically equivalent security or securities) of such other person which at the time of such transaction would have a market value of two times the exercise price of the Right. The Rights, which do not have voting privileges, are subject to adjustment to prevent dilution and expire on January 5, 2006. The Company may redeem or exchange all, but not less than all, of the Rights at a price of $.01 per Right, payable in cash or Common Stock, at any time prior to such time as a person or group of affiliated or associated persons becomes an Acquiring Person.

In the event that any person or group of affiliated or associated persons becomes an Acquiring Person, proper provision shall be made so that each holder of a Right, other than Rights that are or were owned beneficially by the Acquiring Person (which, from and after the later of the Rights distribution date and the date of the earliest of any such events, will be void), will thereafter have the right to receive, upon exercise thereof at the then-current exercise price of the Right, that number of shares of Common Stock (or, under certain circumstances, an economically equivalent security or securities of the Company) having a market value of two times the exercise price of the Right.

At December 31, 1999, 6,811,025 shares of Common Stock were reserved for future issuance (3,192,805 shares in connection with outstanding warrants and 3,618,220 shares in connection with certain stock plans).

Warrants

In July 1997, in connection with a $7,500 bridge loan provided to the Company by an affiliate of an underwriter of the August 1997 public offering of Common Stock, the Company issued warrants entitling the affiliate to acquire 250,000 shares of Common Stock at an exercise price of $10.05 per share, expiring in July 2002.

The Company has issued warrants, currently held by the Chairman of the Board of Directors and the President and Chief Executive Officer, entitling them to acquire 2,942,805 shares of Common Stock at an exercise price of $5.26 per share. The warrants expire December 2005.

Stock plans

In January 1996, the Board of Directors of the Company adopted the 1996 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”). The Directors’ Plan provides for the grant of non-qualified stock options to non-employee directors of the Company.

Initially, 100,000 shares of Common Stock were reserved for issuance under the Directors’ Plan and, at December 31, 1999, 60,000 shares of Common Stock were available for future grant under the Directors’ Plan. Stock options may not be granted under the Directors’ Plan after January 3, 2006.

Pursuant to the Directors’ Plan, non-employee directors of the Company are granted an option to purchase 5,000 shares of Common Stock upon the commencement of service on the Board of Directors, with another option to purchase 5,000 shares of Common Stock granted on the second anniversary thereof. Options under the Directors’ Plan are generally granted with an exercise price equal to the fair market value of the Common Stock at the date of grant. Option grants under the Directors’ Plan become exercisable in three equal annual installments commencing one year from the date of grant and have a 10-year term.

Also in January 1996, the Board of Directors of the Company adopted the 1996 Long-Term Incentive Plan (the “Incentive Plan”). The Incentive Plan provides for the grant of non-qualified stock options, incentive stock options and compensatory restricted stock awards (collectively “Awards”) to officers and key employees of the Company. Initially, 2,100,000 shares of Common Stock were reserved for issuance under the Incentive Plan. In November 1997 and June 1999, the Incentive Plan was amended to increase the aggregate number of shares of Common Stock that may be granted under the Incentive Plan to an aggregate of 4,600,000 shares. At December 31, 1999, 463,744 shares of Common Stock were available for future grant under the Incentive Plan. Awards may not be granted under the Incentive Plan after January 3, 2006.

Pursuant to the Incentive Plan, non-qualified stock options are generally granted with an exercise price equal to the fair market value of the Common Stock at the date of grant. Incentive stock options must be granted at not less than the fair market value of the Common Stock at the date of grant. Option grants become exercisable at the discretion of the Compensation Committee of the Board of Directors (the “Compensation Committee”), generally in three equal annual installments commencing one year from the date of grant. Option grants in 1999, 1998 and 1997 have 10-year terms.

A summary of 1999, 1998 and 1997 stock option activity under the Directors’ Plan and Incentive Plan is as follows:

                                              Number
                                           of shares  Weighted-        Range of
                                         represented    average        exercise
                                          by options      price          prices
                                         -----------  ---------  --------------

Outstanding at December 31, 1996 -
  none of which were exercisable           1,344,660    $ 4.25   $ 4.13 -  5.13

    Granted                                  729,000     16.32    12.00 - 17.56
    Exercised                                (59,931)     4.13             4.13
    Forfeited                               (109,268)     4.13             4.13
                                           ---------
Outstanding at December 31, 1997 -
  391,820 of which were exercisable        1,904,461      8.88     4.13 - 17.56

    Granted                                  664,000     20.73    18.50 - 36.00
    Exercised                                (78,645)     5.89     4.13 - 17.56
    Forfeited                                (20,991)     9.40     4.13 - 18.50
                                           ---------
Outstanding at December 31, 1998 -
  970,136 of which were exercisable        2,468,825     12.16     4.13 - 36.00

    Granted                                  780,450     32.01    24.38 - 32.94
    Exercised                               (266,584)     5.31     4.13 - 18.50
    Forfeited                                (51,595)    17.59     4.13 - 36.00
                                           ---------
Outstanding at December 31, 1999 -
  1,508,120 of which are exercisable       2,931,096     17.97     4.13 - 36.00
                                           =========

The Company has elected to follow APB No. 25, “Accounting for Stock Issued to Employees” and related Interpretations in accounting for its stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123, “Accounting for Stock-Based Compensation” requires use of option valuation models that were not developed for use in valuing stock options. Under APB No. 25, because the exercise price of the Company’s stock options equals the market price of the Common Stock on the date of grant, no compensation expense is recognized.

Had compensation cost been determined for the Company’s stock option portion of the plans based on the fair value at the grant dates for awards under those plans consistent with the alternative method set forth under SFAS No. 123, the Company’s pro forma net income (loss) would be:

                                                   1999        1998        1997
                                             ----------  ----------  ----------

Net income (loss)
  As reported                                $   42,184  $   13,297  $  (44,870)
  Pro forma                                      39,193      11,266     (45,783)
Net income (loss) per common share
  As reported                                      1.80         .59       (2.88)
  Pro forma                                        1.68         .50       (2.94)
Weighted-average fair value of options
  granted                                         14.70        8.11        2.88

The fair value for the stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999, 1998 and 1997: risk-free interest rate of 6.48%, 4.72% and 5.67%, respectively; no dividend yield; volatility factor of the expected market price of the common stock of 0.414, 0.356 and 0.164, respectively; and a weighted-average expected life of the options of five years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

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

In 1998, the Compensation Committee awarded 190,000 shares of restricted Common Stock to certain key executives of the Company. These shares were issued in the employee’s name and are held by the Company until the restrictions lapse. The restrictions on these shares lapse upon a change in control of the Company, the employee’s death, termination of employment due to disability or the first date prior to December 31, 2002 which follows seven consecutive trading days on which the trading price equals or exceeds the targeted stock price of $42 per share. As of December 31, 1999, no compensation expense has been recognized. Unearned compensation of $7,978 is included in stockholders’ equity.

In 1996, the Compensation Committee awarded 650,000 shares of restricted Common Stock to certain executive officers of the Company. Restrictions on these shares generally lapsed based upon the market price of the Common Stock reaching certain targeted stock prices unless less than half of such shares awarded vested within two years after the date of grant, at which time a number of shares would vest so that the total number of vested shares equaled 50% of the original grants. In addition, a recipient of these restricted stock awards received a cash payment from the Company upon the lapse of restrictions in an amount sufficient to insure that the recipient received the Common Stock net of all taxes imposed upon the recipient because of the receipt of such Common Stock and cash payment. Restrictions applicable to these shares generally lapsed upon reaching the targeted stock prices in 1997.

In November 1997, the Board of Directors of the Company adopted the Bally Total Fitness Holding Corporation Employee Stock Purchase Plan (the “Stock Purchase Plan”). The Stock Purchase Plan provides for the purchase of Common Stock by eligible employees (as defined) electing to participate in the plan. The stock can generally be purchased semi-annually at a price equal to the lesser of: (i) 95% of the fair market value of the Common Stock on the date when a particular offering commences or (ii) 95% of the fair market value of the Common Stock on the date when a particular offering expires. For each offering made under the Stock Purchase Plan, each eligible employee electing to participate in the Stock Purchase Plan will automatically be granted shares of Common Stock equal to the number of full shares which may be purchased from the employee’s elected payroll deduction, with a maximum payroll deduction equal to 10% of eligible compensation, as defined. The first offering under the Stock Purchase Plan commenced on January 1, 1998 and expired on March 31, 1998. Thereafter, offerings shall commence on each April 1 and October 1 and expire on the following September 30 and March 31, respectively, until the Stock Purchase Plan is terminated or no additional shares are available for purchase. At December 31, 1999, 163,380 shares of Common Stock were available for future purchases under the Stock Purchase Plan. Pursuant to APB No. 25, no expense was recorded by the Company in connection with this plan.

Savings plans

The Company sponsors several defined contribution plans that provide retirement benefits for certain full-time employees. Eligible employees may elect to participate by contributing a percentage of their pre-tax earnings to the plans. Employee contributions to the plans, up to certain limits, are matched in various percentages by the Company. The Company’s matching contributions related to the plans totaled $1,412, $1,312 and $1,106 for 1999, 1998 and 1997, respectively.

Commitments and Contingencies

Operating leases

The Company leases various fitness center facilities, office facilities, and equipment under operating leases expiring in periods ranging from one to 25 years, excluding optional renewal periods. Certain of the leases contain contingent rental provisions generally related to cost-of-living criteria or revenues of the respective fitness centers. Rent expense under operating leases was $97,542, $92,816 and $89,384 for 1999, 1998 and 1997, respectively.

Minimum future rent payments under long-term noncancellable operating leases in effect as of December 31, 1999, exclusive of taxes, insurance, other expenses payable directly by the Company and contingent rent, are $101,135, $97,955, $94,164, $90,795 and $88,205 for 2000 through 2004, respectively, and $479,546 thereafter.

Included in the amounts above are leases with real estate partnerships in which certain of the Company’s then-current executive officers had ownership interests. Rent expense under these leases was $0, $169 and $808 for 1999, 1998 and 1997, respectively.

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

                     BALLY TOTAL FITNESS HOLDING CORPORATION
            Quarterly Consolidated Financial Information (unaudited)

                                                    Quarter ended
                            --------------------------------------------------------------
                               March 31        June 30       September 30    December 31
                            --------------  --------------  --------------  --------------
                             1999    1998    1999    1998    1999    1998    1999    1998
                            ------  ------  ------  ------  ------  ------  ------  ------
                                            (In millions, except share data)

Net revenues                $208.4  $184.5  $209.5  $181.4  $219.1  $190.3  $224.1  $188.1
Operating income              18.3    11.9    21.1    11.6    25.1    13.8    28.8    15.5
Income before cumulative
  effect of a change in
  accounting principle         6.7     2.1     9.1     2.0    12.2     4.3    14.4     4.9
Cumulative effect of a
  change in accounting
  principle                   (0.2)
Net income                     6.5     2.1     9.1     2.0    12.2     4.3    14.4     4.9

Basic earnings per common
  share:
  Income before cumulative
    effect of a change in
    accounting principle    $  .29  $  .10  $  .39  $  .09  $  .52  $  .18  $  .61  $  .21
  Cumulative effect of a
    change in accounting
    principle                 (.01)
  Net income                   .28     .10     .39     .09     .52     .18     .61     .21

Diluted earnings per
  common share:
  Income before cumulative
    effect of a change in
    accounting principle    $  .25  $  .09  $  .34  $  .08  $  .45  $  .16  $  .53  $  .19
  Cumulative effect of a
    change in accounting
    principle                 (.01)
  Net income                   .24     .09     .34     .08     .45     .16     .53     .19                                 0.19

__________

  The Company's operations are subject to seasonal factors.

  The Company wrote off the net book value of start-up costs as required by Statement of Position 98-5, Reporting Costs of Start-up Activities in the first quarter of 1999.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                   ACCOUNTING AND FINANCIAL DISCLOSURE

Item 9 is inapplicable.

PART III

Part III (except for certain information relating to Executive Officers included in Part I) is omitted. The Company intends to file with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended December 31, 1999 a definitive proxy statement containing such information pursuant to Regulation 14A of the Securities Exchange Act of 1934, and such information shall be deemed to be incorporated herein by reference from the date of filing such document.

PART IV

ITEM 14.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1.   Index to Financial Statements

    Report of independent auditors                                           20
    Consolidated balance sheet at December 31, 1999 and 1998                 21
    For each of the three years in the period ended December 31, 1999:
      Consolidated statement of operations                                   23
      Consolidated statement of stockholders' equity                         24
      Consolidated statement of cash flows                                   25
    Notes to consolidated financial statements                               27
    Supplementary data:
      Quarterly consolidated financial information (unaudited)               41

(a) 2.   Index to Financial Statement Schedules

     Schedule II-Valuation and qualifying accounts for each of the
     three years in the period ended December 31, 1999                      S-1

     All other schedules specified under Regulation S-X for the Company are omitted because they are either not applicable or required under the instructions or because the information required is already set forth in the consolidated financial statements or related notes thereto.

(a) 3.   Index to Exhibits

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
              1997, registration no. 333-39195).

     *4.4     Warrant Agreement dated as of December 29, 1995 between Bally
              Entertainment Corporation and the Company (filed as an exhibit to the Company's registration statement on Form S-1 filed January 3,
              1996, registration no. 33-99844).

     *4.5     Registration Rights Agreement dated as of December 29, 1995 between Bally Entertainment Corporation and the Company (filed as an exhibit to the Company's registration statement on Form S-1 filed January 3, 1996, registration no. 33-99844).

     *4.6     Warrant Agreement dated as of July 11, 1997 between the Company and Ladenburg Thalmann Capital Corporation (filed as an exhibit to the Company's Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 1997).

     *4.7     First Amendment dated as of August 5, 1997 to the Warrant
              Agreement between the Company and Ladenburg Thalmann Capital
              Corporation (filed as an exhibit to the Company's Annual Report on
              Form 10-K, file no. 0-27478, for the fiscal year ended December
              31, 1997).

     *4.8     Registration Rights Agreement dated as of July 11, 1997 between the Company and Ladenburg Thalmann Capital Corporation (filed as an exhibit to the Company's Annual Report on Form 10-K, file no.
              0-27478, for the fiscal year ended December 31, 1997).

     *4.9     Indenture dated as of December 16, 1998 between the Company and
              U.S. Bank Trust National Association, as Trustee, including the form of Series C Notes and form of Series D Notes (filed as an exhibit to the Company's Annual Report on Form 10-K, file no.
              0-27478, for the fiscal year ended December 31, 1998).

     *4.10    Registration Rights Agreement dated as of December 16, 1998 among the Company and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner
              & Smith Incorporated and Jefferies & Company, Inc. (filed as an exhibit to the Company's Annual Report on Form 10-K, file no.
              0-27478, for the fiscal year ended December 31, 1998).

     *4.11    Amended Rights Agreement effective as of July 15, 1999 between the
              Company and LaSalle National Bank (filed as an exhibit to the
              Company's Form 8-K, file no. 0-27478, dated July 15, 1999).

     10.1     Amended and Restated Credit Agreement dated as of November 10,
              1999 among the Company, several banks and financial institutions which are parties thereto and The Chase Manhattan Bank, as Agent.

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

    *10.6     Tax Sharing Agreement dated as of April 6, 1983 between the
              Company and Bally Entertainment Corporation (filed as an exhibit to the Company's registration statement on Form S-1 filed January
              15, 1993, registration no. 33-52868).

    *10.7     Tax Allocation and Indemnity Agreement dated as of January 9, 1996 between Bally Entertainment Corporation and the Company (filed as an exhibit to the Company's Annual Report on Form 10-K, file no.
              0-27478, for the fiscal year ended December 31, 1995).

    *10.8     First Amendment dated as of May 20, 1996 to the Tax Allocation and
              Indemnity Agreement dated as of January 9, 1996 between Bally
              Entertainment Corporation and the Company (filed as an exhibit to the Company's Quarterly Report on Form 10-Q, file no. 0-27478, for the quarter ended June 30, 1996).

    *10.9     Transitional Services Agreement dated as of January 9, 1996 between Bally Entertainment Corporation and the Company (filed as an exhibit to the Company's Annual Report on Form 10-K, file no.
              0-27478, for the fiscal year ended December 31, 1995).

    *10.10    Trademark License Agreement dated as of January 9, 1996 between
              Bally Entertainment Corporation and the Company (filed as an exhibit to the Company's Annual Report on Form 10-K, file no.
              0-27478, for the fiscal year ended December 31, 1995).

    *10.11    Asset Purchase Agreement dated as of December 29, 1995 between
              Bally Entertainment Corporation and Vertical Fitness and Racquet
              Club Ltd. (filed as an exhibit to the Company's registration statement on Form S-1 filed January 3, 1996, registration no.
              33-99844).

    *10.12    Management Agreement dated as of January 9, 1996 between Bally
              Entertainment Corporation and the Company (filed as an exhibit to the Company's Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 1995).

    *10.13    The Company's 1996 Non-Employee Directors' Stock Option Plan
              (filed as an exhibit to the Company's registration statement on
              Form S-1 filed January 3, 1996, registration no. 33-99844).

    *10.14    The Company's 1996 Long-Term Incentive Plan (filed as an exhibit to the Company's registration statement on Form S-1 filed January
              3, 1996, registration no. 33-99844).

    *10.15    First Amendment dated as of November 21, 1997 to the Company's
              1996 Long-Term Incentive Plan (filed as an exhibit to the
              Company's Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 1997).

    *10.16    Second Amendment dated as of February 24, 1998 to the Company's
              1996 Long-Term Incentive Plan (filed as an exhibit to the
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
              Company's Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 1996).

    *10.19    Second Amendment dated as of February 24, 1998 to the Company's
              Management Retirement Savings Plan (filed as an exhibit to the
              Company's Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 1997).

    *10.20    The Company's 1997 Bonus Plan (filed as an exhibit to the
              Company's Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 1997).

    *10.21    First Amendment dated as of February 24, 1998 to the Company's
              1997 Bonus Plan (filed as an exhibit to the Company's Annual
              Report on Form 10-K, file no. 0-27478, for the fiscal year ended
              December 31, 1997).

    *10.22    Employment Agreement effective as of January 9, 1996 between the
              Company and Arthur M. Goldberg (filed as an exhibit to the
              Company's Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 1995).

    *10.23    Amended and Restated Employment Agreement effective as of January
              1, 1998 between the Company and Lee S. Hillman (filed as an exhibit to the Company's Quarterly Report on Form 10-Q, file no.
              0-27478, for the quarter ended September 30, 1998).

     10.24    Employment Agreement effective as of January 1, 2000 between the
              Company and John W. Dwyer.

     10.25    Employment Agreement effective as of January 1, 2000 between the
              Company and Harold Morgan.

     10.26    Employment Agreement effective as of January 1, 2000 between the
              Company and John Wildman.

     10.27    Employment Agreement effective as of January 1, 2000 between the
              Company and William Fanelli.

    *10.28    First Amendment dated as of April 27, 1999 to the Series 1996-1
              Supplement to Amended and Restated Pooling and Servicing Agreement
              among H&T Receivable Funding Corporation, as Transferor, Bally
              Total Fitness Corporation, as Servicer, and Texas Commerce Bank
              National Association, as Trustee (filed as an exhibit to the
              Company's Quarterly Report on Form 10-Q, file no. 0-27478, for the quarter ended March 31, 1999).

    *10.29    First Amendment dated June 10, 1999 to Employment Agreement between the Company and Lee S. Hillman (filed as an exhibit to the
              Company's Quarterly Report on Form 10-Q, file no. 0-27478, for the quarter ended June 30, 1999).

     10.30    Employment Agreement effective as of January 1, 2000 between the
              Company and Paul Toback.

     21       List of subsidiaries of the Company.

     23       Consent of Ernst & Young LLP.

     27.1     Financial Data Schedule for December 31, 1999 (filed
              electronically only).

     27.2     Restated Financial Data Schedules for December 31, 1998 and
              December 31, 1997 (filed electronically only).

__________

      *      Incorporated herein by reference as indicated.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALLY TOTAL FITNESS HOLDING CORPORATION

Dated March 30, 2000	By:	/s/ Lee S. Hillman ------------------------------------------------------------- Lee S. Hillman President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. This report may be signed in multiple identical counterparts all of which, taken together, shall constitute a single document.

Dated March 30, 2000	By:	/s/ Lee S. Hillman ------------------------------------------------------------- Lee S. Hillman President, Chief Executive Officer and Director (principal executive officer)

Dated March 30, 2000	By:	/s/ John W. Dwyer ------------------------------------------------------------- John W. Dwyer Executive Vice President, Chief Financial Officer and Treasurer (prinicipal financial officer)

Dated March 30, 2000	By:	/s/ Geoffrey M. Scheitlin ------------------------------------------------------------- Geoffrey M. Scheitlin Vice President and Controller (princiapl accounting officer)

Dated March 30, 2000	By:	/s/ Arthur M. Goldberg ------------------------------------------------------------- Arthur M. Goldberg Chairman of the Board of Directors

Dated March 30, 2000	By:	/s/ Aubrey C. Lewis ------------------------------------------------------------- Aubrey C. Lewis Director

Dated March 30, 2000	By:	/s/ J. Kenneth Looloian ------------------------------------------------------------ J. Kenneth Looloian Director

Dated March 30, 2000	By:	/s/ James F. McAnally, M.D. ------------------------------------------------------------- James F. McAnally, M.D. Director

Dated March 30, 2000	By:	/s/ Liza M. Walsh ------------------------------------------------------------- Liza M. Walsh Director

                     BALLY TOTAL FITNESS HOLDING CORPORATION
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                  Years ended December 31, 1999, 1998 and 1997

                                       Charged
                                      to costs    Charged
                         Balance at        and   to other               Balance
                          beginning   expenses   accounts  Deductions    at end
Description                 of year      (a)        (b)       (c)       of year
----------------         ----------   --------   --------  ----------  --------
                                              (In thousands)
1999:
  Allowance for doubtful
    receivables and
    cancellations          $106,301   $139,627   $152,696   $272,586   $126,038

1998:
  Allowance for doubtful
    receivables and
    cancellations          $ 80,531   $118,604   $134,590   $227,424   $106,301

1997:
  Allowance for doubtful
    receivables and
    cancellations          $ 86,095   $ 96,078   $107,660   $209,302   $ 80,531

__________

Notes:

  Amounts are included as a component of the deferred revenue computation as set forth in the "Summary of significant accounting policies - Membership revenue recognition" note to the consolidated financial statements.

  Additions charged to accounts other than costs and expenses primarily consist of charges to revenues, principally for cancellations.

  Deductions include write-offs of uncollectible amounts, net of recoveries.

S-1