Form 10-Q
period 2000-03-31
BALLY TOTAL FITNESS HOLDING CORP
filed 2000-05-15
CIK 770944

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the period ended March 31, 2000
or

[ ]	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

Commission file number:   0-27478

BALLY TOTAL FITNESS HOLDING CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	36-3228107
----------------------------------------------------------------	--------------------------------------
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

8700 West Bryn Mawr Avenue, Chicago, Illinois	60631
----------------------------------------------------------------	--------------------------------------
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:    (773) 380-3000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of he Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes:   X      No:

As of April 30, 2000, 23,837,276 shares of the registrant's common stock were outstanding.

                    BALLY TOTAL FITNESS HOLDING CORPORATION

                                     INDEX

                                                                            Page
                                                                          Number
                                                                          ------
PART I.  FINANCIAL INFORMATION

   Item 1. Financial statements:

      Condensed consolidated balance sheet (unaudited)
           March 31, 2000 and December 31, 1999                                1

      Consolidated statement of operations (unaudited)
           Three months ended March 31, 2000 and 1999                          2

      Consolidated statement of stockholders' equity (unaudited)
           Three months ended March 31, 2000                                   3

      Consolidated statement of cash flows (unaudited)
           Three months ended March 31, 2000 and 1999                          4

      Notes to condensed consolidated financial statements
           (unaudited)                                                         6

   Item 2. Management's discussion and analysis of financial
           condition and results of operations                                 9

PART II.  OTHER INFORMATION

   Item 6. Exhibits and reports on Form 8-K                                   12

SIGNATURE PAGE                                                                13

                    BALLY TOTAL FITNESS HOLDING CORPORATION
                      Condensed Consolidated Balance Sheet
                                  (Unaudited)

                                                        MARCH 31    DECEMBER 31
                                                            2000           1999
                                                    ------------   ------------
                                                          (In thousands)
                    ASSETS

Current assets:
  Cash and equivalents                              $      9,511   $     23,450
  Installment contracts receivable, net                  255,890        241,450
  Other current assets                                    47,201         46,185
                                                    ------------   ------------
    Total current assets                                 312,602        311,085

Installment contracts receivable, net                    261,289        244,693
Property and equipment, less accumulated
  depreciation and amortization of $395,300
  and $382,897                                           499,114        473,111
Intangible assets, less accumulated
  amortization of $66,237 and $64,554                    135,823        137,156
Deferred income taxes                                     39,401         39,444
Deferred membership origination costs                    109,828        106,195
Other assets                                              38,542         36,873
                                                    ------------   ------------
                                                    $  1,396,599   $  1,348,557
                                                    ============   ============

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                  $     50,003   $     49,629
  Income taxes payable                                     3,127          3,063
  Deferred income taxes                                   40,802         40,933
  Accrued liabilities                                     67,454         59,197
  Current maturities of long-term debt                    12,406          9,505
  Deferred revenues                                      299,613        290,123
                                                    ------------   ------------
    Total current liabilities                            473,405        452,450

Long-term debt, less current maturities                  598,005        593,903
Other liabilities                                          6,515          6,531
Deferred revenues                                         90,112         83,214
Stockholders' equity                                     228,562        212,459
                                                    ------------   ------------
                                                    $  1,396,599   $  1,348,557
                                                    ============   ============

                            See accompanying notes.

                    BALLY TOTAL FITNESS HOLDING CORPORATION
                      Consolidated Statement of Operations
                                  (Unaudited)

                                                             THREE MONTHS ENDED
                                                                       MARCH 31
                                                    ---------------------------
                                                            2000           1999
                                                    ------------   ------------
                                           (In thousands, except per share data)
Net revenues:
  Membership revenues--
    Initial membership fees on financed
      memberships originated                        $    144,462   $    126,730
    Initial membership fees on paid-in-full
      memberships originated                               6,717          6,670
    Dues collected                                        67,361         59,968
    Change in deferred revenues                          (16,301)       (13,437)
                                                    ------------   ------------
                                                         202,239        179,931

  Finance charges earned                                  16,374         13,983
  Products and services                                   26,613         11,990
  Miscellaneous revenue                                    4,026          2,532
                                                    ------------   ------------
                                                         249,252        208,436

Operating costs and expenses:
  Fitness center operations                              114,205        104,891
  Products and services                                   17,369          7,900
  Member processing and collection centers                10,828         10,638
  Advertising                                             14,833         13,701
  General and administrative                               7,145          6,688
  Provision for doubtful receivables                      43,407         36,815
  Depreciation and amortization                           15,285         12,395
  Change in deferred membership origination costs         (3,633)        (2,889)
                                                    ------------   ------------
                                                         219,439        190,139
                                                    ------------   ------------
Operating income                                          29,813         18,297
Interest income                                              490            861
Interest expense                                         (14,811)       (12,297)
                                                    ------------   ------------
Income before income taxes and cumulative effect
  of a change in accounting principle                     15,492          6,861
Income tax provision                                        (225)          (150)
                                                    ------------   ------------
Income before cumulative effect of a change in
  accounting principle                                    15,267          6,711
Cumulative effect of a change in accounting
  principle, net of income tax                                             (262)
                                                    ------------   ------------
Net income                                          $     15,267   $      6,449
                                                    ============   ============

Basic earnings per common share:
  Income before cumulative effect of a change in
    accounting principle                            $       0.65   $       0.29
  Cumulative effect of a change in accounting
    principle                                                             (0.01)
                                                    ------------   ------------
Net income per common share                         $       0.65   $       0.28
                                                    ============   ============

Diluted earnings per common share:
  Income before cumulative effect of a change in
    accounting principle                            $       0.56   $       0.25
  Cumulative effect of a change in accounting
    principle                                                             (0.01)
                                                    ------------   ------------
Net income per common share                         $       0.56   $       0.24
                                                    ============   ============

                            See accompanying notes.

                    BALLY TOTAL FITNESS HOLDING CORPORATION
              Consolidated Statement of Stockholders’ Equity
                                  (Unaudited)

                                    Common stock                                 Unearned
                                  -----------------                            compensation    Common       Total
                                               Par   Contributed  Accumulated  (restricted    stock in   stockholders'
                                    Shares    value    capital      deficit       stock)      treasury      equity
                                  ----------  -----  -----------  -----------  ------------  ----------  -------------
                                                         (In thousands, except share data)

Balance at December 31, 1999      23,755,394  $ 243    $ 498,093   $(267,124)    $  (7,978)  $ (10,775)    $ 212,459

Net income                                                            15,267                                  15,267

Issuance of common stock under
  stock purchase and option plans     60,475      1          835                                                 836
                                  ----------  -----    ---------   ---------     ---------   ---------     ---------
Balance at March 31, 2000         23,815,869  $ 244    $ 498,928   $(251,857)    $  (7,978)  $ (10,775)    $ 228,562
                                  ==========  =====    =========   =========     =========   =========     =========

                            See accompanying notes.

                    BALLY TOTAL FITNESS HOLDIND CORPORATION
                      Consolidated Statement of Cash Flows
                                  (Unaudited)

                                                             THREE MONTHS ENDED
                                                                       MARCH 31
                                                    ---------------------------
                                                            2000           1999
                                                    ------------   ------------
                                                          (In thousands)
OPERATING:
  Income before cumulative effect of a change in
    accounting principle                            $     15,267   $      6,711
  Adjustments to reconcile to cash provided--
    Depreciation and amortization, including
      amortization included in interest expense           16,372         13,122
    Provision for doubtful receivables                    43,407         36,815
    Change in operating assets and liabilities           (57,078)       (40,340)
                                                    ------------   ------------
    Cash provided by operating activities                 17,968         16,308

INVESTING:
  Purchases and construction of property
    and equipment                                        (32,071)       (24,964)
  Acquisitions of businesses                              (1,900)          (819)
  Other, net                                                             (3,000)
                                                    ------------   ------------
    Cash used in investing activities                    (33,971)       (28,783)

FINANCING:
  Debt transactions--
    Net borrowings under revolving credit agreement        4,500
    Repayments of other long-term debt                    (3,272)        (1,856)
                                                    ------------   ------------
    Cash provided by (used in) debt transactions           1,228         (1,856)

  Equity transactions--
    Proceeds from issuance of common stock under
      stock purchase and option plans                        836            637
                                                    ------------   ------------
    Cash provided by (used in) financing activities        2,064         (1,219)
                                                    ------------   ------------

Decrease in cash and equivalents                         (13,939)       (13,694)
Cash and equivalents, beginning of period                 23,450         64,382
                                                    ------------   ------------
Cash and equivalents, end of period                 $      9,511   $     50,688
                                                    ============   ============

                            See accompanying notes.

                    BALLY TOTAL FITNESS HOLDIND CORPORATION
               Consolidated Statement of Cash Flows--(continued)
                                  (Unaudited)

                                                             THREE MONTHS ENDED
                                                                       MARCH 31
                                                    ---------------------------
                                                            2000           1999
                                                    ------------   ------------
                                                          (In thousands)
SUPPLEMENTAL CASH FLOWS INFORMATION:

Changes in operating assets and liabilities,
  were as follows--
    Increase in installment contracts receivable    $    (74,875)  $    (61,761)
    (Increase) decrease in other current and other
      assets                                              (3,462)           877
    Increase in deferred membership origination
      costs                                               (3,633)        (2,889)
    Increase (decrease) in accounts payable                  374         (2,194)
    Increase (decrease) in income taxes payable              (25)           144
    Increase in accrued and other liabilities              8,242         12,046
    Increase in deferred revenues                         16,301         13,437
                                                    ------------   ------------
                                                    $    (57,078)  $    (40,340)
                                                    ============   ============

Cash payments for interest and income taxes
  were as follows--
    Interest paid                                   $      7,120   $      4,540
    Interest capitalized                                    (695)          (276)
    Income taxes paid, net                                   248              6

Investing and financing activities exclude the
  following non-cash transactions--
    Acquisition of property and equipment
      through capital leases/borrowings             $      5,734   $      2,882
    Debt, including assumed debt, related to
      acquisitions of businesses                                          3,417

                            See accompanying notes.

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements
(All dollar amounts in thousands, except share data)
(Unaudited)

Basis of presentation

          The accompanying condensed consolidated financial statements include the accounts of Bally Total Fitness Holding Corporation (the "Company") and the subsidiaries that it controls. The Company, through its subsidiaries, is a commercial operator of fitness centers in North America with approximately 370 facilities concentrated in 27 states and Canada. The Company operated in one industry segment, and all significant revenues arise from the commercial operation of fitness centers, primarily in major metropolitan markets in the United States and Canada. Unless otherwise specified in the text, references to the Company include the Company and its subsidiaries. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

          All adjustments have been recorded which are, in the opinion of management, necessary for a fair presentation of the condensed consolidated balance sheet of the Company at March 31, 2000, its consolidated statements of operations and cash flows for the three months ended March 31, 2000 and 1999, and its consolidated statement of stockholders' equity for the three months ended March 31, 2000. All such adjustments were of a normal recurring nature.

          The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles which require the Company's management to make estimates and assumptions that affect the amounts reported therein. Actual results could vary from such estimates. In addition, certain reclassifications have been made to prior period financial statements to conform with the 2000 presentation.

Seasonal factors

          The Company's operations are subject to seasonal factors and, therefore, the results of operations for the three months ended March 31, 2000 and 1999 are not necessarily indicative of the results of operations for the full year.

Acquisitions

          During the first quarter of 2000, the Company acquired three fitness centers located in the San Diego area. The total purchase price of the three centers was $1,900.

Installment contracts receivable

                                                        MARCH 31    DECEMBER 31
                                                            2000           1999
                                                    ------------   ------------
Current:
  Installment contracts receivable                  $    384,337   $    355,029
  Unearned finance charges                               (46,832)       (41,515)
  Allowance for doubtful receivables and
    cancellations                                        (81,615)       (72,064)
                                                    ------------   ------------
                                                    $    255,890   $    241,450
                                                    ============   ============
Long-term:
  Installment contracts receivable                  $    345,942   $    319,034
  Unearned finance charges                               (23,032)       (20,367)
  Allowance for doubtful receivables and
    cancellations                                        (61,621)       (53,974)
                                                    ------------   ------------
                                                    $    261,289   $    244,693
                                                    ============   ============

Allowance for doubtful receivables and cancellations

A summary of the allowance for doubtful receivables and cancellations activity is as follows:

                                                             THREE MONTHS ENDED
                                                                       MARCH 31
                                                    ---------------------------
                                                            2000           1999
                                                    ------------   ------------

Balance at beginning of period                      $    126,038   $    106,301
Contract cancellations and write-offs of
  uncollectible amounts, net of recoveries               (76,204)       (63,807)
Provision for cancellations
  (classified as a direct reduction of revenues)          49,995         41,800
Provision for doubtful receivables                        43,407         36,815
                                                    ------------   ------------
Balance at end of period                            $    143,236   $    121,109
                                                    ============   ============

Earnings per common share

          Basic earnings per common share for each period is computed based on the weighted average number of shares of common stock outstanding of 23,570,467 in 2000 and 23,202,709 in 1999. Diluted earnings per common share for each period includes the addition of common stock equivalents of 3,794,965 and 3,589,750 in 2000 and 1999, respectively. Common stock equivalents represent the dilutive effect of the assumed exercise of outstanding warrants and stock options.

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

Income Taxes

          As a result of the Company's improved operating results and trends, the Company is currently evaluating the continuing need for its approximate $160 million valuation allowance offsetting the deferred tax assets that otherwise arise from its approximate $500 million of tax loss carryforwards. As required by Financial Accounting Standard No. 109, Accounting for Income Taxes, management expects, during the current year, to complete its re-valuation of the tax valuation allowance and determine an appropriate amount to be reversed. Any reversal of the tax valuation allowance will be reflected as a reduction of the income tax provision, therefore increasing net income

BALLY TOTAL FITNESS HOLDING CORPORATION
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Comparison of the Three Months Ended March 31, 2000 and 1999

          Net revenue for the first quarter of 2000 was $249.3 million compared to $208.5 million in 1999, an increase of $40.8 million (20%). Net revenues from comparable fitness centers increased 12%. This significant increase in net revenues resulted from the following:

  Total new membership units sold increased 4% and the weighted average selling price of membership contracts sold increased 9% over the prior year quarter. As a result, initial membership fees originated increased $17.8 million (13%). The increase in new membership units sold was almost entirely attributable to the sale of higher margin multi-club membership plans.

  Dues collected increased $7.4 million (12%) from the 1999 quarter, reflecting both continued improvements in member retention and pricing strategies and an increase attributable to fitness centers operating under our four upscale brands, which generally charge higher dues.

  Finance charges earned during the first quarter of 2000 increased $2.4 million (17%) compared to the 1999 quarter, due to the growth in size and quality of the receivables portfolio. Membership receivables written off in the current period, as a percent of average membership receivables, was consistent with prior periods. The percentage of accounts current with all contractual payments continues to exceed 85%. The average interest rate for finance charges to members was substantially unchanged between the periods.

  Products and services revenue increased $14.6 million (122%) over the 1999 quarter, primarily reflecting the continued growth of personal training services and nutritional and other retail products.

  Fees and other revenues increased $1.5 million (59%) over the 1999 quarter, primarily reflecting the continuing growth of licensing revenue.

          The weighted average number of fitness centers increased to 366 in the first quarter of 2000 from 329 in the first quarter of 1999, including an increase in the weighted-average number of centers operating under our four upscale brands, which have smaller membership volume strategies, from 15 to 34.

          Operating income for the first quarter of 2000 was $29.8 million compared to $18.3 million in 1999. The increase of $11.5 million (63%) was due to a $40.8 million (20%) increase in net revenue, offset, in part, by an increase in operating costs and expenses of $26.4 million (15%) and a $2.9 million increase in depreciation and amortization. The operating margin before depreciation and amortization increased to 18% from 15% for the 1999 quarter. Excluding the provision for doubtful receivables, depreciation and amortization and the effect of deferral accounting, operating costs and expenses increased $20.6 million (14%) from 1999. Fitness center operating expenses increased $9.3 million (9%) due principally to incremental costs of operating new fitness centers and additional commissions from the growth in initial membership fees originated. A substantial portion of commission expense is deferred through deferral accounting. Products and services expenses increased $9.5 million (120%) to support the revenue growth of product and service offerings. Operating income from products and services, net of related development, pre-opening and start-up costs, increased to $9.2 million from $4.1 million in the prior year quarter, with an operating margin of 35% in 2000 compared to 34% in the 1999 quarter. Member processing and collection center expenses were substantially unchanged from the prior year quarter. Advertising expenses increased 8% compared to the prior year due to increased market research, new club marketing, and direct mail programs used to grow initial membership fees. General and administrative expenses increased 7% compared to the prior year quarter to support acquisition strategies. Depreciation and amortization expense increased $2.9 million (23%) largely as a result of the significant increase in purchases and construction of property and equipment during the past two years.

          The provision for doubtful receivables, including the provision for cancellations which is reported in the financial statements as a direct reduction of initial membership fees on financed memberships originated, totaled 41% of the gross financed portion of new membership fees originated in both periods.

          Deferral accounting reduced earnings by $2.1 million for 2000 compared to 1999. This decrease reflects the combined impact of incremental decreases of $2.9 million in revenues and $.8 million in the expense offset.

          Interest expense was $14.8 million for the first quarter of 2000 compared to $12.3 million in 1999. The $2.5 million increase was due to higher levels of debt incurred.

          The income tax provisions for the first quarter of 2000 and 1999 reflect state income taxes only. The federal provisions were offset by the utilization of prior years' net operating losses.

Liquidity and Capital Resources

          Cash flow from operating activities was $18.0 million in the 2000 quarter compared to $16.3 million in the 1999 quarter. Net contracts receivable grew $31.5 million compared to $25.0 million in the 1999 quarter and interest paid totaled $7.1 million compared to $4.5 million in the 1999 quarter resulting in a combined increase in the use of working capital of $9.1 million. Cash provided by operating activities, excluding the growth in net contracts receivable and interest paid, increased $10.8 million (24%) quarter over quarter. The improvement principally reflects the continued growth in overall collections from installment contracts receivable and monthly dues and the continued improvement in operating margins.

          Our bank credit facility, dated November 10, 1999, provides up to $175.0 million of availability consisting of a five-year $75.0 million term loan and a $100.0 million three-year revolving credit facility. The amount available under the revolving credit facility is reduced by any outstanding letters of credit, which cannot exceed $30.0 million. As of March 31, 2000, the Company had drawn $4.5 million on its $100 million revolving credit line and had outstanding letters of credit totaling $6.9 million. The $75.0 million term loan is repayable in 19 quarterly installments, commencing March 31, 2000, of $250,000, with a final installment of $70.3 million due in November 2004. We have no scheduled principal payments under our subordinated debt until October 2007, and the principal amount of the certificates under our securitization facility remains fixed at $160.0 million through July 2001. Our debt service requirements, including interest, for the next 12 months are approximately $69.4 million. We believe that we will be able to satisfy our 2000 requirements for debt service, capital expenditures and any stock repurchases, out of available cash balances, cash flow from operations and borrowings on the revolving credit facility.

          We are authorized to repurchase up to 1,500,000 shares of our common stock on the open market from time to time. We have repurchased 625,100 shares at an average price of $18 per share. No purchases have been made since November 1999.

          During the first three months of 2000, we invested approximately $32.1 million in property and equipment, including approximately $26.0 million related to new fitness centers and major upgrades and expansions, including new equipment, of existing fitness centers, and $1.0 million to purchase existing leaseholds. We opened three new facilities during the first three months of 2000 and acquired three fitness centers in the San Diego area.

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

BALLY TOTAL FITNESS HOLDING CORPORATION

PART II. OTHER INFORMATION

Item 6.	Exhibits and reports on Form 8-K

(a)	Exhibits:

27.1	Financial Data Schedule for March 31, 2000 (filed electronically only).
27.2	Restated Financial Data Schedule for March 31, 1999 (filed electronically only)

(b)	Reports on Form 8-K:
Financial
Date	Items	Statements
---------------------	---------------------	---------------------

February 9, 2000	#5 and #7	None

BALLY TOTAL FITNESS HOLDING CORPORATION

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALLY TOTAL FITNESS HOLDING CORPORATION ------------------------------------------------------------- Registrant

/s/ John W. Dwyer --------------------------------------------------------------- John W. Dwyer Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)

Dated: May 15, 2000