Form 10-Q
period 2000-06-30
BALLY TOTAL FITNESS HOLDING CORP
filed 2000-08-14
CIK 770944

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the period ended June 30, 2000
or

[ ]	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

Commission file number:   0-27478

BALLY TOTAL FITNESS HOLDING CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	36-3228107
----------------------------------------------------------------	--------------------------------------
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

8700 West Bryn Mawr Avenue, Chicago, Illinois	60631
----------------------------------------------------------------	--------------------------------------
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:    (773) 380-3000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes:   X      No:

As of July 31, 2000, 24,268,842 shares of the registrant's common stock were outstanding.

BALLY TOTAL FITNESS HOLDING CORPORATION

INDEX

Page
Number
PART I.   FINANCIAL INFORMATION

Item 1. Financial statements:

Condensed consolidated balance sheet (unaudited)
June 30, 2000 and December 31, 1999	1

Consolidated statement of operations (unaudited)
Three months ended June 30, 2000 and 1999	2

Consolidated statement of operations (unaudited)
Six months ended June 30, 2000 and 1999	3

Consolidated statement of stockholders' equity (unaudited)
Six months ended June 30, 2000	4

Consolidated statement of cash flows (unaudited)
Six months ended June 30, 2000 and 1999	5

Notes to condensed consolidated financial statements
(unaudited)	7

Item 2. Management's discussion and analysis of financial
condition and results of operations	10

PART II.   OTHER INFORMATION

Item 4. Submission of matters to a vote of security holders	14

Item 6. Exhibits and reports on Form 8-K	14

SIGNATURE PAGE	15

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

                     BALLY TOTAL FITNESS HOLDING CORPORATION
                       Condensed Consolidated Balance Sheet
                                  (Unaudited)

                                                         June 30    December 31
                                                            2000           1999
                                                     -----------    -----------
                                                          (In thousands)
                                 ASSETS

Current assets:
  Cash and equivalents                               $    14,308    $    23,450
  Installment contracts receivable, net                  270,164        241,450
  Other current assets                                    45,777         46,185
                                                     -----------    -----------
    Total current assets                                 330,249        311,085

Installment contracts receivable, net                    273,536        244,693
Property and equipment, less accumulated
  depreciation and amortization of $407,124
  and $382,897                                           521,196        473,111
Intangible assets, less accumulated
  amortization of $67,868 and $64,554                    142,937        137,156
Deferred income taxes                                     38,437         39,444
Deferred membership origination costs                    112,107        106,195
Other assets                                              38,971         36,873
                                                     -----------    -----------
                                                     $ 1,457,433    $ 1,348,557
                                                     ===========    ===========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                   $    48,578    $    49,629
  Income taxes payable                                     3,023          3,063
  Deferred income taxes                                   39,521         40,933
  Accrued liabilities                                     62,399         59,197
  Current maturities of long-term debt                    13,381          9,505
  Deferred revenues                                      306,841        290,123
                                                     -----------    -----------
    Total current liabilities                            473,743        452,450

Long-term debt, less current maturities                  634,275        593,903
Other liabilities                                          6,509          6,531
Deferred revenues                                         91,981         83,214
Stockholders' equity                                     250,925        212,459
                                                     -----------    -----------
                                                     $ 1,457,433    $ 1,348,557
                                                     ===========    ===========

                            See accompanying notes.

                    BALLY TOTAL FITNESS HOLDING CORPORATION
                      Consolidated Statement of Operations
                                  (Unaudited)

                                                             Three months ended
                                                                        June 30
                                                     --------------------------
                                                            2000           1999
                                                     -----------    -----------
                                           (In thousands, except per share data)
Net revenues:
  Membership revenues--
    Initial membership fees on financed
      memberships originated                         $   133,426    $   118,891
    Initial membership fees on paid-in-full
      memberships originated                               5,624          5,435
    Dues collected                                        71,083         55,354
    Change in deferred revenues                           (5,882)          (839)
                                                     -----------    -----------
                                                         204,251        178,841

  Finance charges earned                                  17,103         15,477
  Products and services                                   26,763         12,943
  Miscellaneous revenue                                    2,752          2,216
                                                     -----------    -----------
                                                         250,869        209,477

Operating costs and expenses:
  Fitness center operations                              115,901        106,675
  Products and services                                   17,745          8,894
  Member processing and collection centers                11,053          9,710
  Advertising                                             14,077         11,884
  General and administrative                               6,674          6,203
  Provision for doubtful receivables                      40,352         34,876
  Depreciation and amortization                           15,662         12,649
  Change in deferred membership origination costs         (2,279)        (2,562)
                                                     -----------    -----------
                                                         219,185        188,329
                                                     -----------    -----------

Operating income                                          31,684         21,148
Interest income                                              445            553
Interest expense                                         (16,009)       (12,446)
                                                     -----------    -----------
Income before income taxes                                16,120          9,255
Income tax provision                                        (250)          (180)
                                                     -----------    -----------
Net income                                           $    15,870    $     9,075
                                                     ===========    ===========

Basic earnings per common share                      $      0.67    $      0.39
                                                     ===========    ===========

Diluted earnings per common share                    $      0.58    $      0.34
                                                     ===========    ===========

                            See accompanying notes.

                    BALLY TOTAL FITNESS HOLDING CORPORATION
                      Consolidated Statement of Operations
                                  (Unaudited)

                                                               Six months ended
                                                                        June 30
                                                     --------------------------
                                                            2000           1999
                                                     -----------    -----------
                                           (In thousands, except per share data)
Net revenues:
  Membership revenues--
    Initial membership fees on financed
      memberships originated                         $   277,888    $   245,621
    Initial membership fees on paid-in-full
      memberships originated                              12,341         12,105
    Dues collected                                       138,444        115,322
    Change in deferred revenues                          (22,183)       (14,276)
                                                     -----------    -----------
                                                         406,490        358,772

  Finance charges earned                                  33,477         29,460
  Products and services                                   53,376         24,933
  Miscellaneous revenue                                    6,778          4,748
                                                     -----------    -----------
                                                         500,121        417,913

Operating costs and expenses:
  Fitness center operations                              230,106        211,566
  Products and services                                   35,114         16,794
  Member processing and collection centers                21,881         20,348
  Advertising                                             28,910         25,585
  General and administrative                              13,819         12,891
  Provision for doubtful receivables                      83,759         71,691
  Depreciation and amortization                           30,947         25,044
  Change in deferred membership origination costs         (5,912)        (5,451)
                                                     -----------    -----------
                                                         438,624        378,468
                                                     -----------    -----------

Operating income                                          61,497         39,445
Interest income                                              935          1,414
Interest expense                                         (30,820)       (24,743)
                                                     -----------    -----------
Income before income taxes and cumulative effect
  of a change in accounting principle                     31,612         16,116
Income tax provision                                        (475)          (330)
                                                     -----------    -----------

Income before cumulative effect of a change in
  accounting principle                                    31,137         15,786
Cumulative effect of a change in accounting
  principle, net of income tax                                             (262)
                                                     -----------    -----------

Net income                                           $    31,137    $    15,524
                                                     ===========    ===========
Basic earnings per common share:
  Income before cumulative effect of a change in
    accounting principle                             $      1.31    $      0.68
  Cumulative effect of a change in accounting
    principle                                                             (0.01)
                                                     -----------    -----------
  Net income per common share                        $      1.31    $      0.67
                                                     ===========    ===========

Diluted earnings per common share:
  Income before cumulative effect of a change in
    accounting principle                             $      1.13    $      0.59
  Cumulative effect of a change in accounting
    principle                                                             (0.01)
                                                     -----------    -----------
  Net income per common share                        $      1.13    $      0.58
                                                     ===========    ===========

                            See accompanying notes.

                    BALLY TOTAL FITNESS HOLDING CORPORATION
               Consolidated Statement of Stockholders' Equity
                                  (Unaudited)

                                      Common stock                                Unearned
                                    -----------------                            compensation    Common       Total
                                                 Par   Contributed  Accumulated  (restricted    stock in   stockholders'
                                      Shares    value    capital      deficit        stock)     treasury      equity
                                    ----------  -----  -----------  -----------  ------------  ----------  -------------
                                                            (In thousands, except share data)

Balance at December 31, 1999        23,755,394  $ 243   $ 498,093    $(267,124)    $  (7,978)  $ (10,775)    $ 212,459

Net income                                                              31,137                                  31,137

Issuance of common stock for
  acquisitions of businesses           311,818      4       5,770                                                5,774

Issuance of common stock under
  stock purchase and option plans      127,963      1       1,554                                                1,555
                                    ----------  -----   ---------    ---------     ---------   ---------     ---------

Balance at June 30, 2000            24,195,175  $ 248   $ 505,417    $(235,987)    $  (7,978)  $ (10,775)    $ 250,925
                                    ==========  =====   =========    =========     =========   =========     =========

                            See accompanying notes.

                    BALLY TOTAL FITNESS HOLDING CORPORATION
                    Consolidated Statement of Cash Flows
                                  (Unaudited)

                                                               Six months ended
                                                                        June 30
                                                     --------------------------
                                                            2000           1999
                                                     -----------    -----------
                                                          (In thousands)
OPERATING:
  Income before cumulative effect of a change
    in accounting principle                          $    31,137    $    15,786
  Adjustments to reconcile to cash provided--
    Depreciation and amortization, including
      amortization included in interest expense           33,122         26,603
    Provision for doubtful receivables                    83,759         71,691
    Change in operating assets and liabilities          (125,264)       (97,550)
                                                     -----------    -----------
      Cash provided by operating activities               22,754         16,530

INVESTING:
  Purchases and construction of property
    and equipment                                        (57,245)       (54,199)
  Acquisitions of businesses and other                    (3,327)        (7,027)
                                                     -----------    -----------
      Cash used in investing activities                  (60,572)       (61,226)

FINANCING:
  Debt transactions--
    Net borrowings under revolving credit agreement       36,500
    Repayments of other long-term debt                    (9,379)        (3,605)
    Debt issuance and refinancing costs                                  (4,225)
                                                     -----------    -----------
      Cash provided by (used in) debt transactions        27,121         (7,830)
  Equity transactions--
    Proceeds from issuance of common stock under
      stock purchase and option plans                      1,555          1,164
                                                     -----------    -----------
      Cash provided by (used in) financing
        activities                                        28,676         (6,666)
                                                     -----------    -----------
Decrease in cash and equivalents                          (9,142)       (51,362)
Cash and equivalents, beginning of period                 23,450         64,382
                                                     -----------    -----------
Cash and equivalents, end of period                  $    14,308    $    13,020
                                                     ===========    ===========

                            See accompanying notes.

                    BALLY TOTAL FITNESS HOLDING CORPORATION
              Consolidated Statement of Cash Flows--(continued)
                                  (Unaudited)

                                                               Six months ended
                                                                        June 30
                                                     --------------------------
                                                            2000           1999
                                                     -----------    -----------
                                                          (In thousands)
SUPPLEMENTAL CASH FLOWS INFORMATION:

Changes in operating assets and liabilities,
  were as follows--
    Increase in installment contracts receivable     $  (140,926)   $  (113,077)
    Increase in other current and other assets            (3,312)          (701)
    Increase in deferred membership origination costs     (5,912)        (5,451)
    Increase (decrease) in accounts payable               (1,051)         3,214
    Increase (decrease) in income taxes payable             (445)           227
    Increase in accrued and other liabilities              4,199          3,963
    Increase in deferred revenues                         22,183         14,275
                                                     -----------    -----------
                                                     $  (125,264)   $   (97,550)

Cash payments for interest and income taxes
  were as follows--
    Interest paid                                    $    29,752    $    23,731
    Interest capitalized                                  (1,249)          (567)
    Income taxes paid, net                                   920            103

Investing and financing activities exclude the
  following non-cash transactions--
    Acquisitions of businesses with common stock     $     8,950
    Acquisitions of property and equipment
      through capital leases/borrowings                    9,652    $     6,284
    Debt, including assumed debt, related to
      acquisitions of businesses                           7,577          3,417

                            See accompanying notes.

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements
(All dollar amounts in thousands)
(Unaudited)
Basis of presentation

          The accompanying condensed consolidated financial statements include the accounts of Bally Total Fitness Holding Corporation (the "Company") and the subsidiaries that it controls. The Company, through its subsidiaries, is a commercial operator of fitness centers in North America with approximately 385 facilities concentrated in 28 states and Canada. The Company operated in one industry segment, and all significant revenues arise from the commercial operation of fitness centers, primarily in major metropolitan markets in the United States and Canada. Unless otherwise specified in the text, references to the Company include the Company and its subsidiaries. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

          All adjustments have been recorded which are, in the opinion of management, necessary for a fair presentation of the condensed consolidated balance sheet of the Company at June 30, 2000, its consolidated statements of operations for the three and six months ended June 30, 2000 and 1999, its consolidated statements of cash flows for the six months ended June 30, 2000 and 1999, and its consolidated statement of stockholders' equity for the six months ended June 30, 2000. All such adjustments were of a normal recurring nature.

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

Seasonal factors

          The Company’s operations are subject to seasonal factors and, therefore, the results of operations for the six months ended June 30, 2000 and 1999 are not necessarily indicative of the results of operations for the full year.

Acquisitions

          During the first six months of 2000, the Company acquired 13 fitness centers located in the Portland area and three fitness centers located in the San Diego area.

Installment contracts receivable

                                                         June 30    December 31
                                                            2000           1999
                                                     -----------    -----------
Current:
  Installment contracts receivable                   $   407,170    $   355,029
  Unearned finance charges                               (49,728)       (41,515)
  Allowance for doubtful receivables and
    cancellations                                        (87,278)       (72,064)
                                                     -----------    -----------
                                                     $   270,164    $   241,450
                                                     ===========    ===========
Long-term:
  Installment contracts receivable                   $   362,625    $   319,034
  Unearned finance charges                               (24,410)       (20,367)
  Allowance for doubtful receivables and
    cancellations                                        (64,679)       (53,974)
                                                     -----------    -----------
                                                     $   273,536    $   244,693
                                                     ===========    ===========
Allowance for doubtful receivables and cancellations

                                      Three months ended       Six Months Ended
                                                 June 30                June 30
                                     -------------------    -------------------
                                         2000       1999        2000       1999
                                     --------   --------    --------   --------

Balance at beginning of period       $143,236   $121,109    $126,038   $106,301
Contract cancellations and
  write-offs of uncollectible
  amounts, net of recoveries          (77,983)   (63,710)   (154,187)  (127,517)
Provision for cancellations
  (classified as a direct
  reduction of revenues)               46,352     40,022      96,347     81,822
Provision for doubtful receivables     40,352     34,876      83,759     71,691
                                     --------   --------    --------   --------
Balance at end of period             $151,957   $132,297    $151,957   $132,297
                                     ========   ========    ========   ========

Earnings per common share

          Basic earnings per common share for each period is computed based on the weighted average number of shares of common stock outstanding of 23,816,907 and 23,325,783 for the three months ended June 30, 2000 and 1999, respectively, and 23,693,687 and 23,264,586 for the six months ended June 30, 2000 and 1999, respectively. Diluted earnings per common share for each period includes the addition of common stock equivalents of 3,738,812 and 3,683,768 for the three months ended June 30, 2000 and 1999, respectively, and 3,777,161 and 3,654,937 for the six months ended June 30, 2000 and 1999, respectively. Common stock equivalents represent the dilutive effect of the assumed exercise of outstanding warrants and stock options.

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

Income Taxes

          As a result of the Company’s improved operating results and trends, the Company has been evaluating the continuing need for its approximate $160 million valuation allowance offsetting the deferred tax assets that otherwise arise from its approximate $500 million of tax loss carryforwards. Based on the Company’s investigation and discussions with its external auditors, it has been determined that a reduction in the valuation allowance is appropriate. As required by Financial Accounting Standard No. 109, Accounting for Income Taxes, management expects, during the third quarter of 2000, to complete the necessary analysis of its tax valuation allowance and determine an appropriate initial reduction amount. The Company believes this reduction will range between $15 million to $25 million. The reduction of the tax valuation allowance will be reflected as a reduction of the income tax provision, increasing net income. The Company will continue to review the remaining amount of the valuation allowance periodically.

BALLY TOTAL FITNESS HOLDING CORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Comparison of the Three Months Ended June 30, 2000 and 1999

          Net revenue for the second quarter of 2000 was $250.9 million compared to $209.5 million in 1999, an increase of $41.4 million (20%). Net revenues from comparable fitness centers increased 11%. This significant increase in net revenues resulted from the following:

  Full membership units sold increased 6% and the weighted average selling price of membership contracts sold increased 6% over the prior year quarter. Additionally, during the 2000 quarter, the Company expanded its selection of short-term seasonal memberships which added 5% more membership units and 1% more revenue. As a result, initial membership fees originated increased $14.7 million (12%).

  Dues collected increased $15.7 million (28%) from the 1999 quarter, reflecting continued improvements in member retention and pricing strategies and an increase attributable to fitness centers operating under our four upscale brands.

  Finance charges earned during the second quarter of 2000 increased $1.6 million (11%) compared to the 1999 quarter, due to the growth in size and consistent higher quality of the receivables portfolio. Membership receivables written off in the current period, as a percent of average membership receivables, was consistent with prior periods. The percentage of accounts current with all contractual payments was 88% as of June 30, 2000 compared to 87% as of a year earlier. The average interest rate for finance charges to members was substantially unchanged between the periods.

  Products and services revenue increased $13.8 million (107%) over the 1999 quarter, primarily reflecting the continued growth of personal training services and nutritional and other retail product sales.

  Fees and other revenues increased $.5 million over the 1999 quarter, primarily reflecting the continuing growth of licensing revenue.

          The weighted average number of fitness centers increased to 375 in the second quarter of 2000 from 336 in the second quarter of 1999, including an increase in the weighted-average number of centers operating under our four upscale brands, which have smaller membership volume strategies, from 16 to 34.

          Operating income for the second quarter of 2000 was $31.7 million compared to $21.1 million in 1999. The increase of $10.6 million (50%) was due to a $41.4 million (20%) increase in net revenue, offset, in part, by an increase in operating costs and expenses of $27.8 million (16%) and a $3.0 million increase in depreciation and amortization. The operating margin before depreciation and amortization increased to 19% from 16% in the prior year quarter. Excluding the provision for doubtful receivables, depreciation and amortization and the effect of deferral accounting, operating costs and expenses increased $22.1 million (15%) from 1999. Fitness center operating expenses increased $9.2 million (9%) due principally to incremental costs of operating new fitness centers and additional sales commissions from the growth in initial membership fees originated. A substantial portion of commission expense is deferred through deferral accounting. Products and services expenses increased $8.9 million (100%) to support the revenue growth of product and service offerings. Operating income from products and services, net of related development, pre-opening and start-up costs, increased to $9.0 million from $4.0 million in the prior year quarter, with an operating margin of 34% in 2000 compared to 31% in the 1999 quarter. Member processing and collection center expenses increased $1.3 million (14%) due to increased printing and postage costs to support the growth in the collection of membership fees and dues. Advertising expenses increased $2.2 million (18%) compared to the prior year due to increased market research, new club marketing, and direct mail programs used to grow initial membership fees. General and administrative expenses increased 8% compared to the prior year quarter to support acquisition strategies and the Company's overall growth. Depreciation and amortization expense increased $3.0 million (24%) as a result of increased expenditures for property and equipment and acquired fitness centers during the past two years.

          The provision for doubtful receivables, including the provision for cancellations which is reported in the financial statements as a direct reduction of initial membership fees on financed memberships originated, totaled 41% of the gross financed portion of new membership fees originated in both periods.

          Deferral accounting reduced earnings by $5.3 million for 2000 compared to 1999. This reduction reflects the greater deferral of revenues and lower deferral of expenses reflecting the efficiency of higher membership originations.

          Interest expense was $16.0 million for the second quarter of 2000 compared to $12.4 million in 1999. The $3.6 million increase was primarily due to higher levels of debt incurred to support the Company's growth.

          The income tax provisions for the second quarters of 2000 and 1999 reflect state income taxes only. The federal provisions were offset by the utilization of prior years' net operating losses.

Comparison of the Six Months Ended June 30, 2000 and 1999

          Net revenue for the first six months of 2000 was $500.1 million compared to $417.9 million in 1999, an increase of $82.2 million (20%). Net revenues from comparable fitness centers increased 11%. This significant increase in net revenues resulted from the following:

  Full membership units sold increased 5% and the weighted average selling price of membership contracts sold increased 8% over the prior year period. Additionally, during the 2000 period, the Company expanded its selection of shorter-term and seasonal memberships which added 2% more membership units and less than 1% more revenue. As a result, initial membership fees originated increased $32.5 million (13%).

  Dues collected increased $23.1 million (20%) from the 1999 period, reflecting continued improvements in member retention and pricing strategies and an increase attributable to fitness centers operating under our four upscale brands.

  Finance charges earned during the first six months of 2000 increased $4.0 million (14%) compared to the 1999 period, due to the growth in size and consistent higher quality of the receivables portfolio. Membership receivables written off in the current period, as a percent of average membership receivables, was consistent with prior periods. The average interest rate for finance charges to members was substantially unchanged between the periods.

  Products and services revenue increased $28.4 million (114%) from the 1999 period, primarily reflecting the continued growth of personal training services and nutritional and other retail product sales.

  Fees and other revenues increased $2.0 million (43%) over the 1999 period, primarily reflecting the continued growth of licensing revenue.

          The weighted average number of fitness centers increased to 371 in the first six months of 2000 from 332 in 1999, including an increase in the weighted-average number of centers operating under our four upscale brands, which have smaller membership volume strategies, from 16 to 34.

          Operating income for the first six months of 2000 was $61.5 million compared to $39.4 million in 1999. The increase of $22.1 million (56%) was due to a $82.2 million (20%) increase in net revenue, offset, in part, by an increase in operating costs and expenses of $54.2 million (15%) and a $5.9 million increase in depreciation and amortization. The operating margin before depreciation and amortization increased to 18% for the first six months of 2000 from 15% for the 1999 period. Excluding the provision for doubtful receivables, depreciation and amortization and the effect of deferral accounting, operating costs and expenses increased $42.6 million (15%)

from 1999. Fitness center operating expenses increased $18.5 million (9%) due principally to incremental costs of operating new fitness centers and additional sales commissions from the growth in initial membership fees originated. A substantial portion of commission expense is deferred through deferral accounting. Products and services expenses increased $18.3 million (109%) to support the revenue growth of product and service offerings. Operating income from products and services, net of related development, pre-opening and start-up costs, increased to $18.3 million from $8.1 million in the prior year period, with an operating margin of 34% in 2000 compared to 33% in the 1999 period. Member processing and collection center expenses increased $1.5 million (8%) due to increased printing and postage costs to support the growth in the collection of membership fees and dues. Advertising expenses increased $3.3 million (13%) compared to the prior year due to increased market research, new club marketing, and direct mail programs used to grow initial membership fees. General and administrative expenses increased 7% compared to the prior year period to support acquisition strategies and the Company's overall growth. Depreciation and amortization expense increased $5.9 million (24%) largely as a result of increased expenditures for property and equipment and acquired fitness centers during the past two years.

          The provision for doubtful receivables, including the provision for cancellations which is reported in the financial statements as a direct reduction of initial membership fees on financed memberships originated, totaled 41% of the gross financed portion of new membership fees originated in both periods.

          Deferral accounting reduced earnings by $7.4 million for 2000 compared to 1999. This decrease principally reflects the greater deferral of revenues during the 2000 period.

          Interest expense was $30.8 million for the first six months of 2000 compared to $24.7 million in 1999. The $6.1 million increase was primarily due to higher levels of debt incurred to support the Company's growth.

          The income tax provisions for the first six months of 2000 and 1999 reflect state income taxes only. The federal provisions were offset by the utilization of prior years' net operating losses.

Liquidity and Capital Resources

          Cash flow from operating activities was $22.8 million for the first six months of 2000 compared to $16.5 million in 1999. Net contracts receivable grew $57.2 million compared to $41.4 million in 1999 and interest paid totaled $29.8 million compared to $22.1 million in 1999 resulting in a combined increase in the use of working capital of $23.5 million. Cash provided by operating activities, excluding the growth in net contracts receivable and interest paid, increased $29.8 million period over period. The improvement principally reflects the continued growth in overall collections from installment contracts receivable and monthly dues and the continued improvement in operating margins.

          Our bank credit facility provides up to $175.0 million of availability consisting of a five-year $75.0 million term loan and a $100.0 million three-year revolving credit facility. The amount available under the revolving credit facility is reduced by any outstanding letters of credit, which cannot exceed $30.0 million. As of June 30, 2000, the Company had drawn $36.5 million on its $100 million revolving credit line and had outstanding letters of credit totaling $6.1 million. The $75.0 million term loan is repayable in 19 quarterly installments, commencing March 31, 2000, of $.25 million with a final installment of $70.3 million due in November 2004. We have no scheduled principal payments under our subordinated debt until October 2007, and the principal amount of the certificates under our securitization facility remains fixed at $160.0 million through July 2001. Our debt service requirements, including interest, for the next 12 months are approximately $70.7 million. We believe that we will be able to satisfy our 2000 requirements for debt service, capital expenditures and any stock repurchases, out of available cash balances, cash flow from operations and borrowings on the revolving credit facility.

          We are authorized to repurchase up to 1,500,000 shares of our common stock on the open market from time to time. We have repurchased 625,100 shares at an average price of $18 per share. No purchases have been made since November 1999.

          During the first six months of 2000, excluding acquisitions, we invested approximately $57.2 million in property and equipment, including approximately $45.5 million related to new fitness centers and major upgrades and expansions, including new equipment, of existing fitness centers, and $1.5 million to purchase existing leaseholds.

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

At the Company's annual meeting of stockholders held on June 8, 2000, the stockholders considered and voted on the following:

Two persons nominated by the Board of Directors for election as directors of Class I for three-year terms expiring in 2003 or until their successors have been duly elected, along with the voting results which resulted in each nominee being elected as a director, were as follows:

Votes	Votes
Nominees	cast for	withheld

Aubrey C. Lewis	22,308,221	52,166
Lisa M. Walsh	22,306,265	54,122

Item 6.	Exhibits and reports on Form 8-K

(a)	Exhibits:

27.1	Financial Data Schedule for June 30, 2000 (filed electronically only).

27.2	Restated Financial Data Schedule for June 30, 1999 (filed electronically only)

(b)	Reports on Form 8-K:

Financial
Date	Items	Statements
---------------------	---------------------	---------------------

May 11, 2000	#5 and #7	None

BALLY TOTAL FITNESS HOLDING CORPORATION

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALLY TOTAL FITNESS HOLDING CORPORATION ------------------------------------------------------------- Registrant

/s/ John W. Dwyer --------------------------------------------------------------- John W. Dwyer Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)

Dated: August 14, 2000