Form 10-Q
period 2000-09-30
BALLY TOTAL FITNESS HOLDING CORP
filed 2000-11-14
CIK 770944

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the period ended September 30, 2000
or

[ ]	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

Commission file number:   0-27478

BALLY TOTAL FITNESS HOLDING CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	36-3228107
----------------------------------------------------------------	--------------------------------------
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

8700 West Bryn Mawr Avenue, Chicago, Illinois	60631
----------------------------------------------------------------	--------------------------------------
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:    (773) 380-3000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes:   X      No:

As of October 31, 2000, 24,310,787 shares of the registrant's common stock were outstanding.

BALLY TOTAL FITNESS HOLDING CORPORATION

INDEX

Page
Number
PART I.   FINANCIAL INFORMATION

Item 1. Financial statements:

Condensed consolidated balance sheet (unaudited)
September 30, 2000 and December 31, 1999	1

Consolidated statement of operations (unaudited)
Three months ended September 30, 2000 and 1999	2

Consolidated statement of operations (unaudited)
Nine months ended September 30, 2000 and 1999	3

Consolidated statement of stockholders' equity (unaudited)
Nine months ended September 30, 2000	4

Consolidated statement of cash flows (unaudited)
Nine months ended September 30, 2000 and 1999	5

Notes to condensed consolidated financial statements
(unaudited)	7

Item 2. Management's discussion and analysis of financial
condition and results of operations	10

PART II.   OTHER INFORMATION

Item 6. Exhibits and reports on Form 8-K	14

SIGNATURE PAGE	15

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

                     BALLY TOTAL FITNESS HOLDING CORPORATION
                       Condensed Consolidated Balance Sheet
                                  (Unaudited)

                                                     September 30   December 31
                                                             2000          1999
                                                     ------------  ------------
                                                           (In thousands)
                                 ASSETS

Current assets:
  Cash and equivalents                               $     12,401  $     23,450
  Installment contracts receivable, net                   275,327       241,450
  Other current assets                                     53,824        46,185
                                                     ------------  ------------
    Total current assets                                  341,552       311,085

Installment contracts receivable, net                     282,461       244,693
Property and equipment, less accumulated
  depreciation and amortization of
  $421,318 and $382,897                                   535,837       473,111
Intangible assets, less accumulated
  amortization of $69,497 and $64,554                     153,368       137,156
Deferred income taxes                                      56,607        39,444
Deferred membership origination costs                     114,532       106,195
Other assets                                               40,546        36,873
                                                     ------------  ------------
                                                     $  1,524,903  $  1,348,557
                                                     ============  ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                   $     55,926  $     49,629
  Income taxes payable                                      3,051         3,063
  Deferred income taxes                                    37,704        40,933
  Accrued liabilities                                      75,435        59,197
  Current maturities of long-term debt                     16,327         9,505
  Deferred revenues                                       311,398       290,123
                                                     ------------  ------------
    Total current liabilities                             499,841       452,450

Long-term debt, less current maturities                   639,585       593,903
Other liabilities                                           7,502         6,531
Deferred revenues                                          92,025        83,214
Stockholders' equity                                      285,950       212,459
                                                     ------------  ------------
                                                     $  1,524,903  $  1,348,557
                                                     ============  ============

                            See accompanying notes.

                    BALLY TOTAL FITNESS HOLDING CORPORATION
                      Consolidated Statement of Operations
                                  (Unaudited)

                                                             Three months ended
                                                                   September 30
                                                     --------------------------
                                                             2000          1999
                                                     ------------  ------------
                                           (In thousands, except per share data)
Net revenues:
  Membership revenues--
    Initial membership fees on financed
      memberships originated                         $    133,014  $    118,768
    Initial membership fees on paid-in-full
      memberships originated                                6,084         5,816
    Dues collected                                         70,422        58,672
    Change in deferred revenues                            (4,585)          897
                                                     ------------  ------------
                                                          204,935       184,153

  Finance charges earned                                   17,285        15,086
  Products and services                                    29,209        17,384
  Miscellaneous revenue                                     3,383         2,434
                                                     ------------  ------------
                                                          254,812       219,057

Operating costs and expenses:
  Fitness center operations                               119,859       106,552
  Products and services                                    18,831        10,957
  Member processing and collection centers                 10,638         9,962
  Advertising                                              11,339        11,941
  General and administrative                                6,854         6,975
  Provision for doubtful receivables                       40,368        35,719
  Depreciation and amortization                            16,954        13,232
  Change in deferred membership origination costs          (2,425)       (1,421)
                                                     ------------  ------------
                                                          222,418       193,917
                                                     ------------  ------------

Operating income                                           32,394        25,140
Interest income                                               474           415
Interest expense                                          (16,680)      (13,062)
                                                     ------------  ------------
Income before income taxes                                 16,188        12,493
Income tax benefit (provision)                             19,750          (250)
                                                     ------------  ------------

Net income                                           $     35,938  $     12,243
                                                     ============  ============

Basic earnings per common share                      $       1.50  $       0.52
                                                     ============  ============

Diluted earnings per common share                    $       1.30  $       0.45
                                                     ============  ============

                            See accompanying notes.

                    BALLY TOTAL FITNESS HOLDING CORPORATION
                      Consolidated Statement of Operations
                                  (Unaudited)

                                                              Nine months ended
                                                                   September 30
                                                     --------------------------
                                                             2000          1999
                                                     ------------  ------------
                                           (In thousands, except per share data)
Net revenues:
  Membership revenues--
    Initial membership fees on financed
      memberships originated                         $    410,902  $    364,389
    Initial membership fees on paid-in-full
      memberships originated                               18,425        17,921
    Dues collected                                        208,866       173,994
    Change in deferred revenues                           (26,768)      (13,379)
                                                     ------------  ------------
                                                          611,425       542,925

  Finance charges earned                                   50,762        44,546
  Products and services                                    82,585        42,317
  Miscellaneous revenue                                    10,161         7,182
                                                     ------------  ------------
                                                          754,933       636,970

Operating costs and expenses:
  Fitness center operations                               350,045       318,118
  Products and services                                    53,865        27,751
  Member processing and collection centers                 32,519        30,310
  Advertising                                              40,249        37,526
  General and administrative                               20,673        19,866
  Provision for doubtful receivables                      124,127       107,410
  Depreciation and amortization                            47,901        38,276
  Change in deferred membership origination costs          (8,337)       (6,872)
                                                     ------------  ------------
                                                          661,042       572,385
                                                     ------------  ------------

Operating income                                           93,891        64,585
Interest income                                             1,409         1,829
Interest expense                                          (47,500)      (37,805)
                                                     ------------  ------------
Income before income taxes and cumulative effect
  of a change in accounting principle                      47,800        28,609
Income tax benefit (provision)                             19,275          (580)
                                                     ------------  ------------

Income before cumulative effect of a change in
  accounting principle                                     67,075        28,029
Cumulative effect of a change in accounting
  principle, net of income tax                                             (262)
                                                     ------------  ------------

Net income                                           $     67,075  $     27,767
                                                     ============  ============
Basic earnings per common share:
  Income before cumulative effect of a change
    in accounting principle                          $       2.82  $       1.20
  Cumulative effect of a change in accounting
    principle                                                             (0.01)
                                                     ------------  ------------
  Net income per common share                        $       2.82  $       1.19
                                                     ============  ============

Diluted earnings per common share:
  Income before cumulative effect of a change
    in accounting principle                          $       2.44  $       1.03
  Cumulative effect of a change in accounting
    principle                                                             (0.01)
                                                     ------------  ------------
  Net income per common share                        $       2.44  $       1.02
                                                     ============  ============

                            See accompanying notes.

                    BALLY TOTAL FITNESS HOLDING CORPORATION
               Consolidated Statement of Stockholders' Equity
                                  (Unaudited)

                                      Common stock                                Unearned
                                    -----------------                            compensation    Common       Total
                                                 Par   Contributed  Accumulated  (restricted    stock in   stockholders'
                                      Shares    value    capital      deficit        stock)     treasury      equity
                                    ----------  -----  -----------  -----------  ------------  ----------  -------------
                                                            (In thousands, except share data)

Balance at December 31, 1999        23,755,394  $ 243   $ 498,093    $(267,124)    $  (7,978)  $ (10,775)    $ 212,459

Net income                                                              67,075                                  67,075

Issuance of common stock for
  acquisitions of businesses           295,151      3       4,691                                                4,694

Issuance/(cancellation) of
  common stock under long-term
  incentive plan (net)                  90,000      1       3,779                     (3,779)                        1

Issuance of common stock under
  stock purchase and option plans      168,069      2       1,719                                                1,721
                                    ----------  -----   ---------    ---------     ---------   ---------     ---------

Balance at September 30, 2000       24,308,614  $ 249   $ 508,282    $(200,049)    $ (11,757)  $ (10,775)    $ 285,950
                                    ==========  =====   =========    =========     =========   =========     =========

                            See accompanying notes.

                    BALLY TOTAL FITNESS HOLDING CORPORATION
                    Consolidated Statement of Cash Flows
                                  (Unaudited)

                                                              Nine months ended
                                                                   September 30
                                                     --------------------------
                                                             2000          1999
                                                     ------------  ------------
                                                           (In thousands)
OPERATING:
  Income before cumulative effect of a change
    in accounting principle                          $     67,075  $     28,029
  Adjustments to reconcile to cash provided--
    Depreciation and amortization, including
      amortization included in interest expense            51,174        40,714
    Provision for doubtful receivables                    124,127       107,410
    Change in operating assets and liabilities           (196,567)     (148,920)
                                                     ------------  ------------
      Cash provided by operating activities                45,809        27,233

INVESTING:
  Purchases and construction of property
    and equipment                                         (77,851)      (82,736)
  Acquisitions of businesses and other                     (3,816)      (16,783)
                                                     ------------  ------------
      Cash used in investing activities                   (81,667)      (99,519)

FINANCING:
  Debt transactions--
    Net borrowings under revolving credit agreement        36,500        28,500
    Repayments of other long-term debt                    (13,412)       (5,584)
    Debt issuance and refinancing costs                                  (4,225)
                                                     ------------  ------------
      Cash provided by debt transactions                   23,088        18,691
  Equity transactions--
    Proceeds from issuance of common stock under
      stock purchase and option plans                       1,721         1,730
                                                     ------------  ------------
      Cash provided by financing activities                24,809        20,421
                                                     ------------  ------------
Decrease in cash and equivalents                          (11,049)      (51,865)
Cash and equivalents, beginning of period                  23,450        64,382
                                                     ------------  ------------
Cash and equivalents, end of period                  $     12,401  $     12,517
                                                     ============  ============

                            See accompanying notes.

                    BALLY TOTAL FITNESS HOLDING CORPORATION
              Consolidated Statement of Cash Flows--(continued)
                                  (Unaudited)

                                                              Nine months ended
                                                                   September 30
                                                     --------------------------
                                                             2000          1999
                                                     ------------  ------------
                                                           (In thousands)
SUPPLEMENTAL CASH FLOWS INFORMATION:

Changes in operating assets and liabilities,
  were as follows--
    Increase in installment contracts receivable     $   (195,465) $   (165,622)
    Increase in other current and other assets            (14,089)       (5,852)
    Increase in deferred membership origination
      costs                                                (8,337)       (6,872)
    Increase in accounts payable                            6,297         1,869
    Increase (decrease) in income taxes payable           (20,403)          444
    Increase in accrued and other liabilities               8,662        12,534
    Increase in deferred revenues                          26,768        14,579
                                                     ------------  ------------
                                                     $   (196,567) $   (148,920)
                                                     ============  ============

Cash payments for interest and income taxes
  were as follows--
    Interest paid                                    $     38,197  $     28,843
    Interest capitalized                                   (1,569)       (1,032)
    Income taxes paid, net                                  1,128           136

Investing and financing activities exclude the
  following non-cash transactions--
    Acquisitions of businesses with common stock     $      4,694  $      7,799
    Acquisitions of property and equipment
      through capital leases/borrowings                    21,897        22,113
    Common stock issued/(cancelled) under
      long-term incentive plan (net)                        3,779
    Debt, including assumed debt, related to
      acquisitions of businesses                            7,577        24,835

                            See accompanying notes.

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements
(All dollar amounts in thousands)
(Unaudited)
Basis of presentation

          The accompanying condensed consolidated financial statements include the accounts of Bally Total Fitness Holding Corporation (the "Company") and the subsidiaries it controls. The Company, through its subsidiaries, is a commercial operator of fitness centers in North America with approximately 385 facilities concentrated in 28 states and Canada. The Company operated in one industry segment, and all significant revenues arise from the commercial operation of fitness centers, primarily in major metropolitan markets in the United States and Canada. Unless otherwise specified in the text, references to the Company include the Company and its subsidiaries. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

          All adjustments have been recorded which are, in the opinion of management, necessary for a fair presentation of the condensed consolidated balance sheet of the Company at September 30, 2000, its consolidated statements of operations for the three and nine months ended September 30, 2000 and 1999, its consolidated statements of cash flows for the nine months ended September 30, 2000 and 1999, and its consolidated statement of stockholders' equity for the nine months ended September 30, 2000. All such adjustments were of a normal recurring nature.

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

Seasonal factors

          The Company’s operations are subject to seasonal factors and, therefore, the results of operations for the nine months ended September 30, 2000 and 1999 are not necessarily indicative of the results of operations for the full year.

Acquisitions

          During the first nine months of 2000, the Company acquired 13 fitness centers located in the Portland, Oregon area and three fitness centers located in the San Diego area.

Installment contracts receivable

                                                     September 30   December 31
                                                             2000          1999
                                                     ------------  ------------
Current:
  Installment contracts receivable                   $    416,868  $    355,029
  Unearned finance charges                                (51,946)      (41,515)
  Allowance for doubtful receivables
    and cancellations                                     (89,595)      (72,064)
                                                     ------------  ------------
                                                     $    275,327  $    241,450
                                                     ============  ============
Long-term:
  Installment contracts receivable                   $    372,410  $    319,034
  Unearned finance charges                                (25,501)      (20,367)
  Allowance for doubtful receivables
    and cancellations                                     (64,448)      (53,974)
                                                     ------------  ------------
                                                     $    282,461  $    244,693
                                                     ============  ============
Allowance for doubtful receivables and cancellations

                                       Three months ended     Nine months ended
                                             September 30          September 30
                                     --------------------  --------------------
                                          2000       1999       2000       1999
                                     ---------  ---------  ---------  ---------

Balance at beginning of period       $ 151,957  $ 132,297  $ 126,038  $ 106,301
Contract cancellations and
  write-offs of uncollectible
  amounts, net of recoveries           (84,485)   (70,123)  (238,672)  (197,640)
Provision for cancellations
  (classified as a direct
  reduction of revenues)                46,203     38,543    142,550    120,365
Provision for doubtful receivables      40,368     35,719    124,127    107,410
                                     ---------  ---------  ---------  ---------
Balance at end of period             $ 154,043  $ 136,436  $ 154,043  $ 136,436
                                     =========  =========  =========  =========

Earnings per common share

          Basic earnings per common share for each period is computed based on the weighted average number of shares of common stock outstanding of 24,001,923 and 23,417,395 for the three months ended September 30, 2000 and 1999, respectively, and 23,797,183 and 23,316,082 for the nine months ended September 30, 2000 and 1999, respectively. Diluted earnings per common share for each period includes the addition of common stock equivalents of 3,674,307 and 3,930,773 for the three months ended September 30, 2000 and 1999, respectively, and 3,746,601 and 3,779,647 for the nine months ended September 30, 2000 and 1999, respectively. Common stock equivalents represent the dilutive effect of the assumed exercise of outstanding warrants and stock options.

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

New Accounting Pronouncements

          The FASB issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which requires companies to recognize all derivatives as either assets or liabilities in the balance sheet and measure such instruments at fair value. Adoption is required no later than January 1, 2001. The Company does not expect adoption of SFAS 133, as amended to have an impact on the Company’s consolidated financial statements.

Income Taxes

          In accordance with SFAS No. 109 Accounting for Income Taxes, the Company reviewed the likelihood of realizing the future benefits of tax loss carryforwards. Based on consistent and growing profitability over the past three years and reasonably expected continuation of these trends, the Company reduced its tax valuation allowance against net operating losses realized in prior periods by $20,000 during the third quarter of 2000. This adjustment decreased the income tax provision, increasing net income. The Company will continue to review and evaluate the remaining approximate $100,000 valuation allowance periodically.

BALLY TOTAL FITNESS HOLDING CORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The Company's non-executive Chairman of the Board, Arthur M. Goldberg, died on October 19, 2000. On October 25, 2000, Lee S. Hillman, President and CEO, was elected to the additional post of Chairman of the Board.

Comparison of the Three Months Ended September 30, 2000 and 1999

          Net revenue for the third quarter of 2000 was $254.8 million compared to $219.1 million in 1999, an increase of $35.7 million (16%). Net revenues from comparable fitness centers increased 9%. The increase in net revenues resulted from the following:

  Full membership units sold increased 7% and the weighted average selling price of membership contracts sold increased 5% over the prior year quarter. During the 2000 quarter, shorter-term and seasonal memberships added 1% more membership units and less than 1% more revenue. As a result, initial membership fees originated increased $14.5 million (12%).

  Dues collected increased $11.8 million (20%) from the 1999 quarter, reflecting continued improvements in member retention and pricing strategies and an increase attributable to fitness centers operating under our four upscale brands.

  Finance charges earned during the third quarter of 2000 increased $2.2 million (15%) compared to the 1999 quarter, due to the growth in size and consistent quality of the receivables portfolio. Membership receivables written off in the 2000 period, as a percent of average membership receivables, was consistent with prior periods. The percentage of accounts current with all contractual payments was 87% as of September 30, 2000 compared to 86% as of a year earlier. The average interest rate for finance charges to members was substantially unchanged between the periods.

  Products and services revenue increased $11.8 million (68%) over the 1999 quarter, primarily reflecting the continued growth of personal training services and nutritional and other retail product sales.

  Fees and other revenues increased $.9 million over the 1999 quarter, primarily reflecting the continuing growth of licensing revenue.

          The weighted average number of fitness centers increased to 380 in the third quarter of 2000 from 348 in the third quarter of 1999, including an increase in the weighted-average number of centers operating under our four upscale brands, which have smaller membership volume strategies, from 25 to 34.

          Operating income for the third quarter of 2000 was $32.4 million compared to $25.1 million in 1999. The increase of $7.3 million (29%) was due to a $35.8 million (16%) increase in net revenue, offset, in part, by an increase in operating costs and expenses of $24.8 million (14%) and a $3.7 million increase in depreciation and amortization. The operating margin before depreciation and amortization increased to 19% from 18% in the prior year quarter. Excluding the provision for doubtful receivables, depreciation and amortization and the effect of deferral accounting, operating costs and expenses increased $21.1 million (14%) from 1999. Fitness center operating expenses increased $13.3 million (12%) due principally to incremental costs of operating new fitness centers and additional sales commissions from the growth in initial membership fees originated. A substantial portion of commission expense is deferred through deferral accounting. Products and services expenses increased $7.9 million (72%) to support the revenue growth of product and service offerings. Operating income from products and services increased to $10.4 million from $6.4 million in the prior year quarter, with an operating margin of 36% in 2000 compared to 37% in the 1999 quarter. Member processing and collection center expenses increased $.7 million (7%) due to increased printing and postage costs to support the growth in the collection of membership fees and dues. Advertising expenses decreased $.6 million (5%)

compared to the prior year. General and administrative expenses decreased 2% compared to the prior year quarter due to the elimination of licensing fees as a result of the Company’s purchase of various Bally trademarks. Depreciation and amortization expense increased $3.7 million (28%) as a result of increased expenditures for property and equipment and acquired fitness centers during the past two years.

          The provision for doubtful receivables, including the provision for cancellations which is reported in the financial statements as a direct reduction of initial membership fees on financed memberships originated, totaled 41% of the gross financed portion of new membership fees originated in both periods.

          Deferral accounting reduced earnings by $4.5 million for 2000 compared to 1999. This reduction reflects the greater deferral of revenues during the 2000 period.

          Interest expense was $16.7 million for the third quarter of 2000 compared to $13.1 million in 1999. The $3.6 million increase was primarily due to higher levels of debt incurred to support the Company's growth.

          The income tax provisions for the third quarters of 2000 and 1999 reflect state income taxes. The federal provisions were offset by the utilization of prior years' net operating losses. In addition, as a result of the Company's improved operating results and trends, the Company reduced its tax valuation allowance by $20 million in the third quarter of 2000. This adjustment was reflected as a reduction of the tax provision, increasing net income.

Comparison of the Nine Months Ended September 30, 2000 and 1999

          Net revenue for the first nine months of 2000 was $754.9 million compared to $636.9 million in 1999, an increase of $118.0 million (19%). Net revenues from comparable fitness centers increased 10%. The increase in net revenues resulted from the following:

  Full membership units sold increased 5% and the weighted average selling price of membership contracts sold increased 7% over the prior year period. Additionally, during the 2000 period, the Company expanded its selection of shorter-term and seasonal memberships which added 2% more membership units and less than 1% more revenue. As a result, initial membership fees originated increased $47.0 million (12%).

  Dues collected increased $34.9 million (20%) from the 1999 period, reflecting continued improvements in member retention and pricing strategies and an increase attributable to fitness centers operating under our four upscale brands.

  Finance charges earned during the first nine months of 2000 increased $6.2 million (14%) compared to the 1999 period, due to the growth in size and consistent quality of the receivables portfolio. Membership receivables written off in the 2000 period, as a percent of average membership receivables, was consistent with prior periods. The average interest rate for finance charges to members was substantially unchanged between the periods.

  Products and services revenue increased $40.3 million (95%) from the 1999 period, primarily reflecting the continued growth of personal training services and nutritional and other retail product sales.

  Fees and other revenues increased $3.0 million (41%) over the 1999 period, primarily reflecting the continued growth of licensing revenue.

          The weighted average number of fitness centers increased to 374 in the first nine months of 2000 from 338 in 1999, including an increase in the weighted-average number of centers operating under our four upscale brands, which have smaller membership volume strategies, from 20 to 34.

          Operating income for the first nine months of 2000 was $93.9 million compared to $64.6 million in 1999. The increase of $29.3 million (45%) was due to a $118.0 million (19%) increase in net revenue, offset, in part, by an increase in operating costs and expenses of $79.0 million (15%) and a $9.6 million increase in depreciation and amortization. The operating margin before depreciation and amortization increased to 19% for the first nine months of 2000 from 16% for the 1999 period. Excluding the provision for doubtful receivables, depreciation and amortization and the effect of deferral accounting, operating costs and expenses increased $63.8 million (15%) from 1999. Fitness center operating expenses increased $31.9 million (10%) due principally to incremental costs of operating new fitness centers and additional sales commissions from the growth in initial membership fees originated. A substantial portion of commission expense is deferred through deferral accounting. Products and services expenses increased $26.1 million (94%) to support the revenue growth of product and service offerings. Operating income from products and services increased to $28.7 million from $14.6 million in the prior year period, with an operating margin of 35% in 2000 compared to 34% in the 1999 period. Member processing and collection center expenses increased $2.2 million (7%) due to increased printing and postage costs to support the growth in the collection of membership fees and dues. Advertising expenses increased $2.7 million (7%) compared to the prior year due to increased market research, new club marketing, advertising in new markets and direct mail programs used to grow initial membership fees. General and administrative expenses increased 4% compared to the prior year period to support the Company's overall growth. Depreciation and amortization expense increased $9.6 million (25%) largely as a result of increased expenditures for property and equipment and acquired fitness centers during the past two years.

          The provision for doubtful receivables, including the provision for cancellations which is reported in the financial statements as a direct reduction of initial membership fees on financed memberships originated, totaled 41% of the gross financed portion of new membership fees originated in both periods.

          Deferral accounting reduced earnings by $11.9 million for 2000 compared to 1999. This decrease principally reflects the greater deferral of revenues during the 2000 period.

          Interest expense was $47.5 million for the first nine months of 2000 compared to $37.8 million in 1999. The $9.7 million increase was primarily due to higher levels of debt incurred to support the Company's growth.

          The income tax provisions for the first nine months of 2000 and 1999 reflect state income taxes. The federal provisions were offset by the utilization of prior years' net operating losses. In addition, as a result of the Company's improved operating results and trends, the Company reduced its tax valuation allowance by $20 million in the 2000 period. This adjustment was reflected as a reduction of the tax provision, increasing net income.

Liquidity and Capital Resources

          Cash flow from operating activities was $45.8 million for the first nine months of 2000 compared to $27.2 million in 1999. Net contracts receivable grew $71.6 million compared to $58.2 million in 1999 and interest paid totaled $38.2 million compared to $28.8 million in 1999 resulting in a combined increase in the use of working capital of $22.8 million. Cash provided by operating activities, excluding the growth in net contracts receivable and interest paid, increased $41.4 million period over period. The improvement principally reflects the continued growth in overall collections from installment contracts receivable and monthly dues and the continued improvement in operating margins.

          Our bank credit facility provides up to $175.0 million of availability consisting of a five-year $75.0 million term loan and a $100.0 million three-year revolving credit facility. The amount available under the revolving credit facility is reduced by any outstanding letters of credit, which cannot exceed $30.0 million. As of September 30, 2000, the Company had drawn $36.5 million on its $100 million revolving credit line and had outstanding letters of credit totaling $6.0 million. The $75.0 million term loan is repayable in 19 quarterly installments, commencing March 31, 2000, of $.25 million with a final installment of $70.3 million due in November 2004. We have no scheduled principal payments under our subordinated debt until October 2007, and the principal amount of the certificates under our securitization facility remains fixed at $160.0 million through July 2001. Our debt service requirements, including interest, for the next 12 months are approximately

$74.4 million. We believe that we will be able to satisfy our debt service requirements, capital expenditures and any stock repurchases for the next 12 months, out of available cash balances, cash flow from operations and borrowings on the revolving credit facility.

          We are authorized to repurchase up to 1,500,000 shares of our common stock on the open market from time to time. We have repurchased 625,100 shares at an average price of $18 per share. No purchases have been made since November 1999.

          During the first nine months of 2000, excluding acquisitions, we invested approximately $77.9 million in property and equipment, including approximately $57.0 million related to new fitness centers and major upgrades and expansions, including new equipment, of existing fitness centers, and $1.5 million to purchase existing leaseholds.

Forward-Looking Statements

          Forward- looking statements in this Form 10-Q including, without limitation, statements relating to our plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These factors include, among others, the following: general economic and business conditions; competition; success of operating initiatives, advertising and promotional efforts; existence of adverse publicity or litigation; acceptance of new product offerings; changes in business strategy or plans; quality of management; availability, terms, and development of capital; business abilities and judgment of personnel; changes in, or the failure to comply with, government regulations; regional weather conditions; and other factors described in this Form 10-Q or in other of our filings with the Securities and Exchange Commission. We are under no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

BALLY TOTAL FITNESS HOLDING CORPORATION

PART II. OTHER INFORMATION

Item 6.	Exhibits and reports on Form 8-K

(a)	Exhibits:

27.1	Financial Data Schedule for September 30, 2000 (filed electronically only).

27.2	Restated Financial Data Schedule for September 30, 1999 (filed electronically only)

(b)	Reports on Form 8-K:

Financial
Date	Items	Statements
---------------------	---------------------	---------------------
August 3, 2000	#5 and #7	None

BALLY TOTAL FITNESS HOLDING CORPORATION

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALLY TOTAL FITNESS HOLDING CORPORATION ------------------------------------------------------------- Registrant

/s/ John W. Dwyer --------------------------------------------------------------- John W. Dwyer Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)

Dated: November 14, 2000