Form 10-K405
period 2000-12-31
BALLY TOTAL FITNESS HOLDING CORP
filed 2001-03-09
CIK 770944

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes:__X__    No:_____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __X__

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant as of February 28, 2001 was approximately $742.9 million, based on the closing price of the registrant's common stock as reported by the New York Stock Exchange at that date. For purposes of this computation, affiliates of the registrant include the registrant's executive officers, directors and the Estate of its former Chairman. As of February 28, 2001, 24,387,847 shares of the registrant's common stock were outstanding.

PART I

          Except as otherwise stated, the information contained in this Form 10-K is as of December 31, 2000, the end of the registrant's last fiscal year. The information in this Form 10-K contains forward-looking statements which involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the registrant to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. See "Forward-Looking Statements" in Item 7 of this Form 10-K.

ITEMS 1 AND 2.   BUSINESS AND PROPERTIES

General

          Bally Total Fitness Holding Corporation, a Delaware corporation, is the largest commercial operator of fitness centers in North America in terms of revenues, number of members, and number and square footage of its facilities. We were a wholly owned subsidiary of Bally Entertainment Corporation until January 9, 1996, when Bally Entertainment Corporation distributed all the shares of our common stock to its shareholders. As of February 28, 2001, we operated approximately 385 fitness centers and had approximately four million members. Our fitness centers are concentrated in major metropolitan areas in 28 states and Canada, with over 300 fitness centers located in the top 25 metropolitan areas in the United States. We operate fitness centers in over 50 major metropolitan areas representing over 62% of the United States population and 15% of the Canadian population. Our members made more than 100 million visits to our fitness centers in each of the past three years.

          We offer value to our members by providing access to state-of-the-art fitness facilities with affordable membership programs. Bally fitness centers feature an outstanding selection of cardiovascular, conditioning and strength equipment and offer extensive aerobic and other group fitness training programs. In addition, many of our fitness centers include pools, racquet courts or other athletic facilities. Our new fitness center prototype achieves efficiency by focusing on those fitness services our members use most frequently. We have clustered our fitness centers in major metropolitan areas in order to achieve marketing and operating efficiencies. Over 86% of our fitness centers are located in markets in which we have five or more facilities, with our largest concentrations in the New York City, Los Angeles, Chicago, Baltimore/Washington D.C., Dallas, Houston, Detroit, San Francisco, Toronto, Portland, Seattle, Philadelphia and Miami areas.

          The majority of our fitness centers use the service mark "Bally Total Fitness®", including 12 upscale centers that are known as "Bally Sports ClubsSM". The nationwide use of the service mark enhances brand identity and increases advertising efficiencies. Pursuant to our strategy of targeted market segmentation, we have opened new facilities during the past few years that operate under upscale brands, including 10 fitness centers as "The Sports Clubs of Canada™", eight as "Pinnacle Fitness®" and five as "Gorilla SportsSM" and plan to further expand the use of these brands.

          Our primary target market for new members is the 18 to 34-year old, middle income segment of the population, with secondary target markets including older and higher income segments. We market ourselves to these consumer segments through the use of a variety of membership options and payment plans. Our membership options range from single-club memberships to premium memberships, which provide additional amenities and access to all of our fitness centers nationwide. Similarly, we offer a broad range of payment alternatives. Typically, our members pay an initial membership fee which can either be financed or paid-in-full at the time of joining. Members who choose to finance their initial membership fee generally do so for up to 36 months, subject to state and local regulations and minimum down payment requirements. In addition to the initial membership fee, members are generally required to pay monthly membership dues in order to use our fitness facilities. We believe the various memberships and payment plans offered, in addition to our strong brand identity and the convenience of multiple locations, constitute distinct competitive advantages.

Operating Strategies

          In October 1996, the current management team began to implement a business strategy designed to improve our operating results. These efforts have contributed to significant improvements in financial performance, including growing net income in 2000 to $65.1 million before the net benefit of unusual items of $13.5 million, from net income before cumulative effect of a change in accounting principle of $42.4 million and $13.3 million in 1999 and 1998, respectively, and a loss before extraordinary charge of $23.5 million and $24.9 million in 1997 and 1996, respectively.

          In developing the new strategy, the management team identified the following three primary strategic objectives to improve the overall business value:

  Improve the operating margins of our fitness center membership operations--our core business.

  Increase the number of fitness centers we operate based on our more profitable fitness center prototype.

  Introduce new products and services to our members.

Since 1997, we have been able to meet these objectives by implementing a number of strategic initiatives.

Improve Core Business Operating Margins

          Our primary approach to improving operating margins was to grow and improve the quality of revenues while leveraging the largely fixed cost structure of our business. We have grown margins for earnings before interest, taxes, depreciation and amortization to 19% in 2000 from 11% in 1996, a 73% improvement. We have accomplished this margin expansion by focusing on the following strategic initiatives:

          Emphasize the Sale of Higher Margin All-Club Membership Plans.   In late 1997, we completed a common stock offering. The proceeds provided working capital, allowing us to increase our emphasis on the sale of higher margin all-club membership plans with greater long-term cash flows, but lower amounts of immediate cash. The previous strategy focused on near-term cash needs, resulting in an emphasis on lower margin single-club membership plans. Our all-club membership is historically our most popular membership plan, and its initial membership fees are higher priced and typically financed, subject to down payment requirements. The emphasis on the sale of all-club memberships contributed to a 39% increase in the weighted-average price of memberships sold from 1997 to 2000. Revenue from the sale of all-club membership plans grew to 83% of membership sales revenue in 2000, compared to 69% of membership sales revenue in 1997.

          Increase Dues Revenue.   We believe our monthly dues are substantially less than those charged by most of our competitors and believe we can continue to raise monthly dues at a rate consistent with past periods without a material loss in membership. In addition, we significantly reduced promotions offering discounted or waived monthly dues. These initiatives contributed to an increase in dues collected of 16% and 18% in 2000 and 1999, respectively.

          Improve Collections of Financed Initial Membership Fees.   We continue to focus on increasing down payments on financed membership plans and securing installment payments electronically through direct withdrawal from a member's bank account or charge a member's credit card. Our experience has shown that electronic payments and higher down payments result in higher quality memberships. In addition, we continue to develop improved collection practices based on information provided by "credit scoring" and behavioral modeling, which we believe, will also improve customer service and the yield from our receivables portfolio.

          Continue to Leverage Fixed Cost Base.   A significant percentage of our operating costs are fixed in nature. By leveraging our fixed cost base, including expanding our product and service offerings, and controlling variable costs, we have been able to achieve the margin growth noted above.

Develop New Facilities

          To build upon our improved core operations and accelerate the growth of our business, we have invested in facilities expansion in three ways:

          Replicate the New Fitness Center Prototype.   In 1998, we initiated a plan to increase new facility openings of our more profitable new fitness center prototype. The new fitness center prototype is designed to cost less to build and maintain than our older facilities and, on average, provides 40% more useable space for our members in the same average square footage. The new facilities are generally developed pursuant to long-term lease arrangements and currently require, on average, approximately $1.9 million per fitness center to fund leasehold improvements and exercise equipment. During 2000, we opened 14 of these facilities and a number were under construction at the end of the year.

          Upgrade and Expand Existing Fitness Centers.   In late 1997, we began to upgrade and expand our existing facilities and much of our exercise equipment beyond normal maintenance requirements. We invested extensively to refurbish and make major upgrades to the majority of our fitness centers, including adding and upgrading exercise equipment and refreshing interior and exterior finishes to improve club ambiance. We believe these upgrades will enable us to continue to attract and retain a strong membership base and more effectively capitalize on our marketing and administrative infrastructure.

          Selectively Acquire Fitness Center Operations.   Due to our relative size in a fragmented market, we are well positioned to identify opportunities to selectively acquire existing fitness center operations at attractive prices. During 2000, we acquired 13 fitness centers in the Portland, Oregon area, where we previously had no fitness centers, three fitness centers in the San Diego, California area and one fitness center in Pittsburgh, Pennsylvania. These acquisitions continue to fit our strategic goals of expanding our reach, increasing penetration in key markets, and leveraging our overall fitness infrastructure.

Add Products and Services

          Since mid-1997, we have been successfully increasing and diversifying our revenues by offering our members a number of new ancillary products and services. These strategic initiatives focused primarily on products and services delivered to members within our facilities and include:

          Personal Training.   We have added fee-based personal training services for members in most of our fitness centers. Since January 1997, we have added nearly 3,000 personal trainers to our staff and grown revenues from this service to $49.6 million in 2000. Our research indicates the availability of personal training services enhances the perceived value of membership, and we believe demand for these services is growing.

          Retail Stores and Private-Label Nutritional Products.   We began offering a private-label line of Bally-branded nutritional products to our members in mid-1997. These products currently include, among others:

  Meal replacement powders;
  Multi-vitamins;
  Creatine;
  Weight loss products;
  Energy, snack, and high protein bars; and
  Ready-to-drink meal replacement shakes.

          In mid-1999, the number of products offered was increased nearly three-fold, contributing to a nearly 80% increase in sales to over $19.0 million in 1999. In 2000, sales of these products totaled $34.5 million, a 74% increase over 1999. We continue to test market other nutritional products to further enhance and expand the product line. As a policy, we require suppliers of our nutritional products to maintain significant amounts of product liability insurance.

          During 2000, we opened approximately 120 retail stores inside our fitness centers, bringing the total number of retail outlets within our fitness centers to approximately 340. For the year ended December 31, 2000, these stores contributed $30.6 million in revenue selling primarily nutritional products, workout apparel and related soft goods and accessories, including $8.4 million from Bally-branded nutritional products, a 106% increase over 1999.

          Sports Medicine Services.   In 1998, we implemented a strategy to provide sports medicine services, including rehabilitative, chiropractic and massage therapy, in many of our fitness centers. We have contracted with several third-party providers of these services and, as of December 31, 2000, offered these services in over 110 of our clubs.

          Financial Services.   In late 1995, in conjunction with a significant financial institution, we implemented a program offering selected members the opportunity to transfer the balance of their financed membership fee to a pre-approved Visa account. We receive reimbursement from the program for telemarketing costs and share in the program profitability. As of December 31, 2000, over 195,000 credit cards have been issued. We continue to investigate and evaluate other opportunities to offer financial services to our members.

Membership Plans

          We offer prospective members a choice of membership plans. These membership plans are distinguished primarily by their priority of access to in-club services and access to other fitness centers we operate, either locally or system wide. From time to time, we also offer special membership plans, which limit a member's access to a single fitness center and to certain days and non-peak hours. The one-time initial membership fees for joining our fitness centers, excluding limited special offers and corporate programs, range from approximately $630 to $2,175 and can be financed for up to 36 months, subject to down payment requirements and state, provincial and local regulations. Generally, the initial membership fee is based on:

  The membership plan selected;

  The diversity of facilities and services available at the fitness center of enrollment;

  Market conditions; and

  Seasonal promotional strategies.

          In addition to one-time initial membership fees, members generally pay monthly dues in order to maintain membership privileges. Monthly dues are generally fixed as to rate while the member is paying their financed initial membership fee and may increase thereafter, subject to stated terms and limits. At December 31, 2000, approximately 90% of our dues-paying members paid monthly dues ranging from $3.00 to $20.00 per month, with an average collected of approximately $8.00 per month. The average annual growth rate of our monthly dues revenues was over 11% from 1996 through 2000. We expect the annual increases in monthly dues revenues will continue due to the contractual terms of current membership plans. Additionally, we believe we can continue to increase monthly dues for our members who are beyond their initial financing period without material loss in membership. Recent experience has shown that over 75% of our members faced with a membership renewal decision for the first time made dues payments during their initial renewal period. Members making a renewal decision for subsequent periods renewed at a rate of over 88%.

          Members electing to finance their one-time initial membership fees can choose from several payment methods and down payment options. We continue to focus on down payment levels and the method of payment as strategies to improve the quality of membership receivables. See "Account Servicing."

Financing of Initial Membership Fees

          Generally, we offer financing terms of 36 months. Shorter terms are offered on a promotional basis or as required by applicable state or local regulations. Initial membership fees are financed at a fixed annual percentage rate, which generally is between 16% and 18%, except where limited by applicable state laws. Financed portions of initial membership fees may be prepaid without penalty at any time during the financing term. Based on experience in 2000, we expect in excess of 90% of all new memberships originated during 2001 will be financed to some extent.

          We currently provide members with three payment methods for financed initial membership fees and monthly dues: electronic payments, monthly statements and coupon books. Members may change their payments to an electronic or monthly statement method at any time. These methods are described as follows:

  Electronic Payments.   This is the most popular method for payment of financed initial membership fees and monthly dues. Under this method, on approximately the same date each month, a fixed payment is either automatically (a) transferred from a member’s bank account, or (b) charged to a member’s designated credit card. Memberships sold where the member selected an electronic payment method consistently exceeds 70% of new memberships sold.

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

          Minimum down payments are specified for financed initial membership fees to adequately defray both the initial account set-up cost as well as collection costs should the account become immediately delinquent. As a result, we cover the incremental cost of new membership processing and collection through the down payment and do not perform individual credit checks on members prior to sign up. We manage our credit risk by measuring, from past performance, the expected realizable value of financed initial membership fees for members paying by each of the aforementioned payment methods. For example, our historical analysis indicates the collection experience for electronic payments is approximately 50% better than coupon book accounts. As of December 31, 2000, approximately 65% of financed initial membership fees were being paid by electronic payment methods compared to 29% at December 31, 1992, when we first started emphasizing electronic payment methods for membership payments.

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

          Our current prototype fitness center generally focuses on those fitness services our members most frequently use, such as well-equipped cardiovascular and advanced training areas along with a wide variety of group fitness classes. Services that receive a lower degree of member use, such as pools, running tracks, racquet courts or other athletic facilities are being de-emphasized. Our prototype fitness center, which tends to range from 15,000 to 35,000 square feet, has recently averaged approximately 26,000 square feet and $1.8 million to construct, exclusive of purchased real estate and exercise equipment and net of landlord contributions. The prototype is designed to cost less to construct and maintain than our older facilities and has the capacity to accommodate significantly more members than older fitness centers of the same size because it focuses on the most widely used amenities. We generally invest approximately $400,000 ($300,000 through lease programs) for exercise equipment in a prototype fitness center. The fitness centers we developed in the 1980s average 35,000 square feet and often include a colorful workout area, sauna and steam facilities, a lap pool, free-weight rooms, aerobic exercise rooms, an indoor jogging track and, in some cases, racquetball or squash courts.

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

          In addition, we are in the later stages of the general refurbishment program begun three years ago to refurbish and make major expansions and/or upgrades to the majority of our fitness centers, including updating exercise equipment and décor to improve club ambiance. We have also invested over the past two years in new facilities generally based on our new fitness center prototype: 14 of these facilities opened in 2000, and 22 opened in 1999. We expect to continue to open 20 to 25 fitness centers annually generally based on our prototype.

          Presently five fitness centers in Upstate New York, including two facilities we previously owned, are operated by a third party, pursuant to a franchise agreement, under the service mark "Bally Total Fitness." We continue to seek additional franchise relationships in smaller markets.

Sales and Marketing

          We devote substantial resources to the marketing and promotion of our fitness centers and their services. We believe strong marketing support is critical to attracting new members at both existing and new fitness centers. The majority of our fitness centers use the service mark "Bally Total Fitness," including 12 upscale fitness centers that are known as "Bally Sports Clubs." The nationwide use of the service mark enhances brand identity and increases advertising efficiencies. Pursuant to our strategy of targeted market segmentation, we have opened new facilities during the past few years that operate under upscale brands, including 10 fitness centers as "The Sports Clubs of Canada", eight as "Pinnacle Fitness" and five as "Gorilla Sports" and plan to further expand the use of these brands.

          We operate fitness centers in over 50 major metropolitan areas representing over 62% of the United States population and 15% of the Canadian population. Over 300 of our fitness centers are located in the top 25 metropolitan areas in the United States. Concentrating our fitness centers in major metropolitan areas increases the efficiency of our marketing and advertising programs.

          We spent $51.4 million, $47.8 million and $45.0 million in 2000, 1999 and 1998, respectively, for advertising and promotion. Historically, we have primarily advertised on television and, to a lesser extent, through newspapers, telephone directories, direct mail, radio, outdoor signage and other promotional activities. Currently, we are placing greater emphasis on direct mail and other promotions based on extensive research activities we are undertaking.

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

          Direct mail reminders encourage renewal of existing memberships. We have approximately 160 employees within our regional member processing and collection centers dedicated primarily to inbound renewal programs and outbound telemarketing programs to existing members. Telemarketing is used, but not extensively, to attract prospective new members.

          We also attract membership interest from internet visitors to our home page at www.ballyfitness.com. At the end of 1999, we launched our redesigned website and have begun a concerted effort to develop strategic web-based partnerships. During 1999, 1.8 million unique users visited the site, resulting in the issuance of 49,000 guest passes and the collection of approximately 31,000 dues payments. During 2000, the level of activity increased substantially with over 4.0 million unique users visiting the site, resulting in the issuance of 110,000 guest passes and the collection of approximately 50,000 dues payments.

          In 2000, we continued to benefit from new and existing strategic marketing alliances to heighten public awareness of our fitness centers and the Bally Total Fitness brand. Our licensed Bally Total Fitness line of portable exercise equipment is now carried in more than 3,000 retail stores in the United States and Canada. Existing strategic alliances with Visa USA, Incorporated, Mastercard®, Time Warner, Sports Display, Inc., Pepsi-Cola Company, Sunkist Growers, Muzak LLC, and Novartis (Lamasil AT™) have been joined in 2000 by new relationships with Kodak, Sprint, Kraft and Kellogg's. These alliances provide products for our members to use and/or sample as well as an incremental source of revenue for us.

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

Competition

          We are the largest commercial operator of fitness centers in North America in terms of revenues, number of members, and number and square footage of facilities. We are the largest operator, or among the largest operators, of fitness centers in every major market in which we operate fitness centers. Within each market, we compete with other commercial fitness centers, physical fitness and recreational facilities established by local governments, hospitals, and businesses for their employees, the YMCA and similar organizations, and, to a certain extent, with racquet, tennis and other athletic clubs, country clubs, weight-reducing salons and the home-use fitness equipment industry. We also compete, to some extent, with entertainment and retail businesses for the discretionary income of our target markets. However, we believe our brand identity, operating experience, ability to allocate advertising and administration costs over all of our fitness centers, nationwide operations, purchasing power and account processing and collection infrastructure, provide us with distinct competitive advantages. We may not be able to continue to compete effectively in each of our markets in the future.

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

Properties

          At December 31, 2000, we operated approximately 385 fitness centers in 28 states and Canada. At December 31, 2000, we owned 49 fitness centers and leased either the land, building or both for the remainder of our fitness centers. Aggregate rent expense, including office and administrative space, was $106.7 million, $96.1 million and $91.4 million for 2000, 1999 and 1998, respectively. Most of our leases require us to pay real estate taxes, insurance, maintenance and, in the case of shopping center and office building locations, common-area maintenance fees. A limited number of leases also provide for percentage rental based on receipts. Various leases also provide for rent adjustments based on changes in the Consumer Price Index, most with limits provided to protect us from large increases in annual rental payments. Only one fitness center accounted for between 1% to 2% of our net revenues during 2000. We believe our properties are adequate for our current membership.

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

Trademarks and Trade Names

          The majority of our fitness centers use the service mark "Bally Total Fitness", including 12 upscale centers that are known as "Bally Sports Clubs." The nationwide use of the service mark enhances brand identity and increases advertising efficiencies. Pursuant to our strategy of targeted market segmentation, we have opened new facilities during the past few years that operate under upscale brands, including 10 fitness centers as "The Sports Clubs of Canada," eight as "Pinnacle Fitness" and five as "Gorilla Sports" and plan to further expand the use of these brands.

          In October 2000, we purchased certain marks, including the "Bally Total Fitness" service mark, from their owner. Prior to this purchase, the marks were used pursuant to a long-term trademark license agreement.

Seasonality of Business

          Historically, we experienced greater membership fee originations in the first quarter and lower membership fee originations in the fourth quarter. Our new products and services may have the effect of further increasing the seasonality of our business.

Employees

          At December 31, 2000, we had approximately 18,975 employees, including approximately 9,590 part-time employees. The distribution of our employees is summarized as follows:

  Approximately 17,965 employees are involved in fitness center operations, including sales personnel, instructors, personal trainers, supervisory and facility personnel;

  Approximately 840 employees are involved in the operation of our member processing and collection centers, including management information systems;

  Approximately 75 employees are product and service development and operations support personnel; and

  Approximately 95 employees are accounting, marketing, human resources, real estate, legal and administrative support personnel.

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

Government Regulation

          Our operations and business practices are subject to regulation at federal, state, provincial and local levels. The general rules and regulations of the Federal Trade Commission and of other federal, provincial, state and local consumer protection agencies apply to our advertising, sales and other trade practices.

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

  The opening and operation of a rehabilitation facility may require approval from state, provincial and/or local governments and re-licensing from time to time, both of which may be subject to a number of conditions. Further, professional and other personnel who provide rehabilitative and physical therapy services (e.g., chiropractors and physical therapists) may be subject to licensing requirements under state, provincial and/or local laws and regulations.

  A substantial number of recipients of rehabilitative and physical therapy services have fees paid by governmental programs, as well as private third-party payers. Governmental reimbursement programs such as Medicare and Medicaid generally require providers and services to meet certain standards promulgated by the federal and/or state government. Additionally, reimbursement levels by governmental and private third-party payers are subject to change, which could limit or reduce reimbursement levels and could have a material adverse effect on the demand for rehabilitative and physical therapy services.

  In a number of states and, in certain circumstances, pursuant to federal law, the referral of patients to rehabilitative and physical therapy services is subject to limitations imposed by law, the violation of which may, in certain circumstances, constitute a felony.

          Federal and state governments continue to focus on health care reform and cost control. These proposals include cut-backs to Medicare and Medicaid programs. It is uncertain at this time what legislation and health care reform may ultimately be enacted or whether other changes in the administration or interpretation of government health care programs will occur. There can be no assurance that future health care legislation or other changes in the administration or interpretation of government health care programs will not have a material adverse effect on our provision of rehabilitative and physical therapy services at our facilities.

ITEM 3.   LEGAL PROCEEDINGS

          We are involved in various claims and lawsuits incidental to our business, including claims arising from accidents at our fitness centers. In the opinion of management, we are adequately insured against such claims and lawsuits, and any ultimate liability arising out of such claims and lawsuits will not have a material adverse effect on our financial condition or results of operations. In addition, from time to time, customer complaints are investigated by governmental bodies. In the opinion of management, none of the complaints or investigations currently pending will have a material adverse effect on our financial condition or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Item 4 is inapplicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

          Lee S. Hillman has been a director of Bally since September 1992 and Chairman since November 2000. He was elected President and Chief Executive Officer in October 1996. Additionally, Mr. Hillman was Treasurer of Bally from April 1991 to October 1996, Executive Vice President from September 1995 to October 1996, Senior Vice President from April 1991 to September 1995 and Chief Financial Officer from April 1991 to May 1994. Mr. Hillman was Vice President, Chief Financial Officer and Treasurer of Bally Entertainment Corporation between November 1991 and December 1996, Executive Vice President between August 1992 and December 1996, and Senior Vice President between November 1991 and July 1992. From October 1989 to April 1991, Mr. Hillman was a partner with the accounting firm of Ernst & Young LLP. Mr. Hillman is also a director of Holmes Place, Plc. (an operator of fitness centers in the United Kingdom). Mr. Hillman is 45 years of age.

          John W. Dwyer was elected Executive Vice President of Bally in November 1997, Treasurer in October 1996, a Senior Vice President in 1995 and Vice President and Chief Financial Officer in May 1994. Mr. Dwyer was Corporate Controller of Bally Entertainment Corporation between June 1992 and December 1996 and a Vice President between December 1992 and December 1996. From October 1986 to June 1992, Mr. Dwyer was a partner with the accounting firm of Ernst & Young LLP. Mr. Dwyer is 48 years of age.

          William G. Fanelli was elected Senior Vice President, Operations of Bally in November 1997 and was Vice President, Strategic Operations from November 1996 to November 1997. Mr. Fanelli was Director, Business Development of Bally Entertainment Corporation from October 1993 to December 1996 and, for approximately nine years prior to October 1993, was employed by the accounting firm of Ernst & Young LLP. Mr. Fanelli is 38 years of age.

          Cary A. Gaan was elected Senior Vice President and General Counsel of Bally in January 1991 and Secretary in April 1996. Mr. Gaan served as a Vice President from 1987 to 1991. Mr. Gaan is 55 years of age.

          Harold Morgan has been employed by Bally since August 1991 and was elected a Vice President in January 1992 and Senior Vice President, Human Resources in September 1995. Mr. Morgan was Vice President, Human Resources of Bally Entertainment Corporation between December 1992 and December 1996. From 1985 until August 1991, Mr. Morgan was Director of Employee and Labor Relations of the Hyatt Corporation. Mr. Morgan is 44 years of age.

          Paul A. Toback was elected Senior Vice President, Corporate Development of Bally in March 1998, Vice President, Corporate Development in November 1997 and Vice President in September 1997. From January 1995 to August 1997, Mr. Toback was Senior Vice President and Chief Operating Officer of Globetrotters Engineering Corp., and from January 1993 to December 1994, he served as Executive Assistant to the Chief of Staff at the White House. Prior to January 1993, Mr. Toback was Director of Administration for Mayor Daley in the City of Chicago and, prior to that, an attorney at the law firm of Katten, Muchin & Zavis. Mr. Toback is 37 years of age.

          John H. Wildman was elected Senior Vice President, Sales and Marketing of Bally in November 1996 and Vice President, Sales and Marketing in September 1995. For approximately four years prior thereto, Mr. Wildman was a Senior Area Director for Bally. Mr. Wildman is 41 years of age.

PART II

ITEM 5.   MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

          Our common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "BFT". The following table sets forth, for the periods indicated, the high and low quarterly sales prices for a share of our common stock as reported on the NYSE.

                                                          High              Low
                                                       -----------       ----------

1999:
   First quarter                                       $  26 11/16       $  19 1/8
   Second quarter                                         29 3/4            20
   Third quarter                                          34 3/8            26 13/16
   Fourth quarter                                         30 3/8            21 3/8

2000:
   First quarter                                       $  27 9/16         $ 20 7/8
   Second quarter                                         27 7/8            21 5/16
   Third quarter                                          26                20 9/16
   Fourth quarter                                         34 7/8            22 13/16

          As of February 28, 2001, there were 8,504 holders of record of our common stock.

          We have not paid a cash dividend on our common stock since we became a public company in January 1996 and do not anticipate paying dividends in the foreseeable future. The terms of our revolving credit agreement restrict us from paying dividends without the consent of the lenders during the term of the agreement. In addition, the indenture for our senior subordinated promissory notes generally limits dividends paid by us to the aggregate of 50% of consolidated net income, as defined, earned after January 1, 1998 and the net proceeds to us from any stock offerings and the exercise of stock options and warrants.

ITEM 6.   SELECTED FINANCIAL DATA

          In the fourth quarter of 2000, we recorded a one-time non-cash charge of $6.5 million ($.24 per diluted share) to write off third-party internet investments. In the third quarter of 2000, as a result of our improved operating results and trends, we reduced our tax valuation allowance by $20.0 million ($.72 per diluted share). In the first quarter of 1999, in accordance with AICPA Statement of Position 98-5, Reporting Costs of Start-up Activities, we wrote off unamortized start-up costs of $.3 million ($.01 per share) as a cumulative effect of a change in accounting principle. In 1997, we recognized an extraordinary loss on extinguishment of debt of $21.4 million ($1.37 per share) resulting from a refinancing of our subordinated debt and revolving credit facility. In 1996, we recognized a net extraordinary gain on extinguishment of debt consisting of (1) a gain of $9.9 million ($.81 per share) from a $15.2 million tax obligation to our former parent, Bally Entertainment Corporation, which was forgiven as part of the December 1996 merger of Bally Entertainment with and into Hilton Hotels Corporation and (2) a charge of $4.2 million ($.35 per share) from a refinancing of our securitization facility.

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

                                                     Year Ended December 31
                                         ------------------------------------------------
                                           2000      1999      1998      1997      1996
                                         --------  --------  --------  --------  --------
                                              (in millions, except per share data)
Statement of Operations Data
Net revenues                             $1,007.1  $  861.1  $  744.3  $  661.8  $  639.2
Depreciation and amortization                65.6      52.9      48.3      52.9      55.9
Operating income                            126.4      93.3      52.8      19.9      19.1
Before extraordinary items and
 cumulative effect of a change in
 accounting principle:
  Income  (loss)                             78.6      42.4      13.3     (23.5)    (24.9)
  Basic earnings (loss) per common
   share                                     3.29      1.81      0.59     (1.51)    (2.04)
  Diluted earnings (loss) per common
   share                                     2.84      1.56      0.51     (1.51)    (2.04)

Balance Sheet Data (at December 31)
Cash and equivalents                     $   13.1  $   23.5  $   64.4  $   61.7  $   16.5
Installment contracts receivable, net       559.5     486.1     422.1     343.6     300.2
Total assets                              1,560.6   1,348.6   1,128.8     967.6     893.3
Long-term debt, less current maturities     674.3     593.9     482.2     405.4     376.4
Stockholders' equity                        297.8     212.5     161.8      70.3      24.2

Other Financial Data
EBITDA                                   $  192.0  $  146.2  $  101.1  $   72.8  $   75.0
Cash provided by (used in):
 Operating activities                        49.2      39.1     (32.0)    (35.9)     (5.3)
 Investing activities                      (112.5)   (138.0)    (79.0)    (16.1)     (9.8)
 Financing activities                        52.9      58.0     113.7      97.2      10.4

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

          The following discussion of the financial condition and results of operations of Bally should be read in conjunction with the Company's Consolidated Financial Statements and related Notes in Item 8 of this Report.

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

          Improve Core Business Operating Margins.   Our primary approach to improve the operating margins was to grow and improve the quality of revenues while leveraging the largely fixed cost structure of our business.

  In late 1997, we increased our emphasis on the sale of higher margin all-club memberships, which are typically financed, rather than the sale of lower margin single-club memberships. In late 1998, we significantly increased the monthly charge to new members for dues and have averaged over 17% growth in dues over the last two years.

  We also continued our focus on maintaining higher down payments on financed membership plans and securing installment payments electronically. This resulted in a 14% growth in average down payments from 1997 to 2000. The emphasis on the sale of all-club memberships contributed to a 39% increase in the weighted-average price of memberships sold from 1997 to 2000. In addition, the financed initial membership fees in our receivable portfolio using an electronic payment method grew to 65% at December 31, 2000.

          These efforts, along with the introduction of products and services, contributed to a 73% improvement in margins for earnings before interest, taxes, depreciation and amortization to 19% in 2000 from 11% in 1996. We believe that all of these actions, some of which initially reduced new membership unit sales and revenues, will continue to improve cash flows and operating income and margins.

          Develop New Facilities.   To build upon our improved core operations and accelerate the growth of our business, we have invested in facilities expansion in three ways:

  In 1998, we initiated a plan to increase new facility openings of our more profitable new fitness center prototype. Seven of these facilities were opened during 1998, 22 were opened in 1999 and 14 in 2000. Due to deferral accounting, new fitness centers generally require nearly a full year before generating incremental earnings before interest, taxes, depreciation and amortization and operating income and require, on average, three or more years to approach maturity.

  In late 1997, we began to upgrade and expand our existing facilities and much of our exercise equipment beyond normal maintenance requirements. We have invested extensively to refurbish and make major upgrades to the majority of our fitness centers, including adding and upgrading exercise equipment and refreshing interior and exterior finishes to improve club ambiance. We believe these upgrades will enable us to continue to attract and retain a strong membership base and more effectively capitalize on our marketing and administrative infrastructure.

  Due to our relative size in a fragmented market, we are well positioned to identify opportunities to selectively acquire existing fitness center operations at attractive prices. Recently acquired fitness center operations generally were immediately accretive on a per share basis in terms of earnings before interest, taxes, depreciation and amortization, and operating income. During 2000, we acquired 13 fitness centers in the Portland, Oregon area, where we previously had no fitness centers, three fitness centers in the San Diego, California area and one fitness center in Pittsburgh, Pennsylvania. During 1999, we acquired 24 existing fitness centers: 10 in the Toronto area operating as "The Sports Clubs of Canada", two in the San Francisco area operating as "Pinnacle Fitness", one club in each of the Chicago and Los Angeles areas operating as "Gorilla Sports", six clubs in the Fresno area, where we previously had no fitness centers, and four clubs in the Seattle area now operating as "Bally Total Fitness". During 1998, we acquired eight existing fitness centers in the San Francisco area, where we previously had no previous fitness centers, six operating as "Pinnacle Fitness" and two as "Gorilla Sports", and one additional fitness center in Chicago operating as "Bally Total Fitness".

          Add Products and Services.   We also believe significant opportunities exist to increase revenues beyond those generated by the sale of membership plans and receipt of monthly dues. These additional revenues do not require significant capital investment and leverage the growing distribution platform that our clubs have become. Beginning in mid-1997, we implemented and greatly expanded during 1998, 1999 and 2000 our product and service offerings, including:

  Personal training services now offered at most of our fitness centers;

  An exclusive line of Bally-branded nutritional products sold to our members; and

  Retail stores, currently located in approximately 340 of our fitness centers, which sell nutritional products, workout apparel and related soft goods.

          Revenues from products and services have grown eleven-fold since 1997, to $111.0 million in 2000, while earnings before interest, taxes, depreciation and amortization has grown to $38.6 million, an 83% increase over 1999.

Results of Operations

Comparison of the years ended December 31, 2000 and 1999

          Net revenue for 2000 was $1,007.1 million compared to $861.1 million in 1999, an increase of $146.0 million (17%). Net revenue from comparable fitness centers increased 9%. This increase in net revenues resulted from the following:

  The weighted-average price of memberships sold increased 5% over the prior year, and total membership units sold during 2000 increased 6%. Membership fees originated increased $53.8 million (11%).

  Dues collected increased $38.6 million (16%) from 1999, reflecting continued improvements in member retention and pricing strategies and an increase attributable to fitness centers operating under our four upscale brands.

  Finance charges earned increased $9.0 million (15%) in 2000 due to the growth in size and consistent quality of the membership receivables portfolio. The percentage of accounts current with all contractual payments was 86% as of December 31, 2000 and 1999. Average interest rates for finance charges to members was substantially unchanged during the periods.

  Products and services revenues increased $48.4 million (77%) over 1999, primarily reflecting the continued growth of personal training services and nutritional and other retail product sales.

  Miscellaneous revenue increased $4.6 million (42%) over 1999, primarily reflecting the continued growth of licensing and co-marketing revenue.

  Deferral accounting decreased revenues by $8.3 million more in 2000 than in 1999.

          The weighted-average number of fitness centers during 2000 increased to 376 from 343 during 1999, a 10% increase, including an increase in the weighted-average number of centers operating under our four upscale brands from 22 to 34. During 2000, we opened 14 new fitness centers within our major metropolitan areas and acquired 17 additional fitness centers: 13 in the Portland, Oregon area, where we previously had no fitness centers, three in the San Diego, California area and one in Pittsburgh, Pennsylvania. At December 31, 2000, we operated a total of 34 upscale fitness centers: 11 known as "Bally Sports Clubs," 10 as "The Sports Clubs of Canada", eight as "Pinnacle Fitness" and five as "Gorilla Sports".

          Operating income for 2000 was $126.4 million compared to $93.3 million in 1999. The increase of $33.1 million (35%) was due to a $146.0 million increase in net revenue (17%), offset, in part, by an increase in operating costs and expenses of $100.2 million (14%) and a $12.7 million increase in depreciation and amortization. The operating margin before depreciation and amortization increased to 19% from 17% for 1999. Excluding the provision for doubtful receivables and the effect of deferral accounting, operating costs and expenses increased $96.4 million (15%) from 1999. Fitness center operating expenses increased $44.7 million (11%), due principally to incremental costs of operating new fitness centers and additional sales commissions from the growth in initial membership fees originated. A substantial portion of commission expense is deferred through deferral accounting. The deferral accounting expense offset decreased expenses by $2.5 million more in 2000 than in 1999. Products and services expenses increased $30.8 million (74%) to support the revenue growth of product and service offerings. Operating income from products and services increased to $38.6 million from $21.0 million in the prior year (84%), with an operating margin of 35% in 2000 compared to 34% in 1999. Member processing and collection center expenses increased $2.7 million (6%) due to increased printing and postage costs to support the growth in the collection of membership fees and dues. General and administrative expenses were up 7% compared to the prior year to support the Company's overall growth. Advertising expenses increased 8% compared to the prior year due to increased market research, new club marketing and direct mail programs used to grow initial membership fees. Depreciation and amortization expense increased $12.7 million (24%) largely as a result of the significant increase in purchases and construction of property and equipment during 2000 and 1999.

          The provision for doubtful receivables, including the provision for cancellations which is reported in the financial statements as a direct reduction of initial membership fees on financed memberships originated, totaled 41% of the gross financed portion of new membership fees originated in both periods.

          Interest expense was $62.1 million in 2000 compared to $52.4 million in 1999. The increase of $9.7 million (18%) was due to higher levels of debt incurred and a slightly higher average interest rate offset, in part, by an increase in the amount of capitalized interest.

          Other expense represents a $6.5 million one-time non-cash charge recorded to write off third-party internet investments.

          The income tax provisions for 2000 and 1999 reflect state and Canadian income taxes. The federal provisions were offset by the utilization of prior years' net operating losses. In addition, as a result of our improved operating results and trends, we reduced our tax valuation allowance by $20.0 million in the third quarter of 2000. This adjustment was reflected as a reduction of the tax provision, increasing net income.

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

  Miscellaneous revenue increased $2.0 million (22%) over 1998 due principally to the continuing growth of licensing revenue.

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

          The income tax provisions for 1999 and 1998 reflect state and Canadian income taxes. The federal provisions were offset by the utilization of prior years' net operating losses.

Liquidity and Capital Resources

          Cash flow from operating activities for 2000 was a positive $49.2 million compared to $39.1 million in 1999. The $10.1 million improvement principally reflects the continued growth in overall collections from installment contracts receivable and monthly dues, partially offset by growth in inventories of $8.6 million ($7.4 million during the fourth quarter of 2000) supporting increased nutritional and other retail sales, including the expansion of product offerings and a 54% increase in retail outlets to a total of 339 stores by the end of 2000. Seasonally, inventories peak at year-end to support the higher volume of retail traffic associated with first quarter activities. Net installment contracts receivable grew $73.3 million during 2000. Excluding this growth in receivables and inventories, cash provided by operating activities totaled $131.1 million for 2000, a $20.8 million improvement over 1999.

          Over the past three years, we have expanded our capacity to attract new members and better serve existing members by adding new clubs and by refurbishing and expanding existing clubs. During 2000, we invested $108.4 million in property and equipment, including approximately $74.0 million related to new fitness centers, and major upgrades and expansions, including new equipment, of existing centers, and $4.8 million to purchase land and buildings for new clubs and existing leaseholds. In addition, we acquired 17 clubs with a net cash investment of $4.1 million. Finally, approximately $30.0 million was spent and capitalized during 2000 for normal replacements.

          From time to time, we identify opportunities to acquire, at attractive prices, existing fitness center operations that fit our strategic goals. During 2000, we invested $4.1 million in cash in the acquisition of 17 clubs: 13 in the Portland, Oregon area, where we previously had no fitness centers, three in the San Diego, California area, and one in Pittsburgh, Pennsylvania.

          We are authorized to repurchase up to 1,500,000 shares of our common stock on the open market from time to time. We repurchased 625,100 shares between August 1998 and November 1999 at an average price of $18 per share. No purchases have been made since November 1999.

          In February 2001, we filed a registration statement to sell 1,408,821 shares of our common stock to the public and 2,591,179 shares owned by the Estate of Arthur M. Goldberg (our former Chairman) and a partnership 94% beneficially owned by the Estate. We will not receive any of the proceeds from the sale of shares being sold by the selling stockholders, except upon the exercise of the warrants to purchase common stock held by the Estate. At an assumed public offering price of $29.60 per share (based upon the closing price of a share of common stock on March 6, 2001), the net proceeds to be received by us from the sale of the shares of common stock (after deducting the underwriting discount and estimated expenses payable by us) will be approximately $50.6 million (including proceeds of $11.6 million from the exercise of warrants by one of the selling stockholders). We intend to use the proceeds from this offering for general corporate and working capital purposes, principally debt reduction.

          In March 2001, we sold to a major financial institution approximately 8% of our receivables portfolio at net book value. We received initial proceeds of approximately $45.0 million from this transaction, which was used to reduce debt. The transaction includes future profit participation by Bally based on actual collection experience. We continue to investigate and evaluate similar and alternative strategies to monetize the remainder of our receivables portfolio.

          In November 1999, we amended our three-year bank credit facility, increasing the aggregate amount available to $175.0 million, consisting of a five-year $75.0 million term loan and a $100.0 million three-year revolving credit facility. The proceeds from the term loan were primarily used to repay principal outstanding on our revolving credit facility. The amount available under the revolving credit facility is reduced by any outstanding letters of credit, which cannot exceed $30.0 million. At March 8, 2001, after application of the proceeds from our receivable sale, we had drawn $41.0 million on the revolving credit facility and had outstanding letters of credit totaling $4.6 million. The $75.0 million term loan is repayable in 20 quarterly installments, commencing March 31, 2000, of $250,000, with a final installment of $70.3 million due in November 2004. We have no scheduled principal payments under our subordinated debt until October 2007, and the principal amount of the certificates under our securitization facility remains fixed at $160.0 million through July 2001, at which time the entire securitization facility will be refinanced, or the approximate $65.5 million of principal payments due in 2001 will be funded from the proceeds of our stock offering, cash from operations and borrowings on our existing credit facility. Our debt service requirements, including interest, during 2001 are approximately $76.0 million, exclusive of the securitization amounts described above. We believe that we will be able to satisfy our 2001 requirements for debt service, capital expenditures and any stock repurchases, out of the proceeds from our stock offering, available cash balances, cash flow from operations and, if necessary, borrowings on the revolving credit facility.

Forward-Looking Statements

          Forward-looking statements in this Form 10-K, including, without limitation, statements relating to our plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These factors include, among others, the following: general economic and business conditions; the impact of our debt structure; risks related to acquisitions; competition; success of operating initiatives, advertising and promotional efforts; existence of adverse publicity or litigation; acceptance of new product offerings; changes in business strategy or plans; quality of management; availability, terms and development of capital; business abilities and judgment of personnel; changes in, or the failure to comply with, government regulations; regional weather conditions; and other factors described in this Form 10-K or in other of our filings with the Securities and Exchange Commission. We are under no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          We are exposed to market risk from changes in the interest rates on certain of our outstanding debt. The outstanding loan balance under our bank credit facility and $14.5 million of the $160.0 million securitization facility bear interest at variable rates based on prevailing short-term interest rates in the United States and Europe. Based on 2000's average outstanding balance of these variable rate obligations, a 100 basis point change in interest rates would change interest expense by approximately $1.3 million. For fixed rate debt, such as our senior subordinated promissory notes and the securitization facility, interest rate changes affect their fair market value but do not impact earnings or cash flows.

          We have purchased an 8.99% London Interbank Offer Rate cap as required by the $14.5 million variable rate portion of the $160.0 million securitization facility. We presently do not use other financial derivative instruments to manage our interest costs. We are subject to minimal foreign exchange risk and no commodity risk.

ITEM 8.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index

Report of independent auditors	21

Consolidated balance sheet	22

Consolidated statement of income	24

Consolidated statement of stockholders' equity	25

Consolidated statement of cash flows	26

Notes to consolidated financial statements	28

Supplementary data:
Quarterly consolidated financial information (unaudited)	42

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Bally Total Fitness Holding Corporation

          We have audited the accompanying consolidated balance sheets of Bally Total Fitness Holding Corporation as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a)2. These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bally Total Fitness Holding Corporation at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

          As discussed in the Summary of Significant Accounting Policies footnote to the consolidated financial statements, in 1999 the Company changed its method of accounting for start-up costs.

ERNST & YOUNG LLP

Chicago, Illinois
February 13, 2001

except for Subsequent events note, as to which the date is

March 7, 2001

BALLY TOTAL FITNESS HOLDING CORPORATION
Consolidated Balance Sheet

                                                                   December 31
                                                     -------------------------
                                                            2000          1999
                                                     -----------   -----------
                                                          (In thousands)
ASSETS

Current assets:
  Cash and equivalents                               $    13,074   $    23,450
  Installment contracts receivable, net                  286,053       246,966
  Other current assets                                    61,516        46,185
                                                     -----------   -----------
    Total current assets                                 360,643       316,601

Installment contracts receivable, net                    273,421       239,177

Property and equipment, at cost:
  Land                                                    39,703        35,105
  Buildings                                              137,686       132,665
  Leasehold improvements                                 596,197       519,269
  Equipment and furnishings                              220,551       168,969
                                                     -----------   -----------
                                                         994,137       856,008
  Accumulated depreciation and amortization             (435,860)     (382,897)
                                                     -----------   -----------
    Net property and equipment                           558,277       473,111

Intangible assets, less accumulated amortization
  of $72,071 and $64,554                                 153,113       137,156
Deferred income taxes                                     68,115        39,444
Deferred membership origination costs                    114,129       106,195
Other assets                                              32,926        36,873
                                                     -----------   -----------
                                                     $ 1,560,624   $ 1,348,557
                                                     ===========   ===========

See accompanying notes.

BALLY TOTAL FITNESS HOLDING CORPORATION
Consolidated Balance Sheet

                                                                   December 31
                                                     -------------------------
                                                            2000          1999
                                                     -----------   -----------
                                                          (In thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                   $    54,819   $    49,629
  Income taxes payable                                     3,703         3,063
  Deferred income taxes                                   49,217        40,933
  Accrued liabilities                                     66,566        59,197
  Current maturities of long-term debt                    17,589         9,505
  Deferred revenues                                      306,493       290,123
                                                     -----------   -----------
    Total current liabilities                            498,387       452,450

Long-term debt, less current maturities                  674,349       593,903

Other liabilities                                          7,299         6,531

Deferred revenues                                         82,747        83,214

Stockholders' equity:
  Preferred stock, $.10 par value; 10,000,000 shares
    authorized; none issued
  Series A Junior Participating; 300,000 shares
    authorized; none issued
  Common stock, $.01 par value; 60,200,000 shares
    authorized; 24,966,985 and 24,369,433 shares
    issued                                                   249           243
  Contributed capital                                    508,639       498,093
  Accumulated deficit                                   (188,514)     (267,124)
  Unearned compensation (restricted stock)               (11,757)       (7,978)
  Common stock in treasury, at cost, 614,039 and
    614,039                                              (10,775)      (10,775)
                                                     -----------   -----------
    Total stockholders' equity                           297,842       212,459
                                                     -----------   -----------
                                                     $ 1,560,624   $ 1,348,557
                                                     ===========   ===========

See accompanying notes.

BALLY TOTAL FITNESS HOLDING CORPORATION
Consolidated Statement of Income

                                                                 Year Ended December 31
                                                   ------------------------------------
                                                         2000         1999         1998
                                                   ----------   ----------   ----------
                                                     (In thousands, except share data)
Net revenues:
  Membership revenues -
    Initial membership fees on financed
      memberships originated                       $  518,413   $  465,443   $  414,190
    Initial membership fees on paid-in-full
      memberships originated                           24,576       23,721       30,318
    Dues collected                                    281,509      242,952      205,104
    Change in deferred revenues                       (12,395)      (4,078)       3,122
                                                   ----------   ----------   ----------
                                                      812,103      728,038      652,734
  Finance charges earned                               68,462       59,449       50,160
  Products and services                               110,976       62,616       32,474
  Miscellaneous revenue                                15,607       10,995        8,976
                                                   ----------   ----------   ----------
                                                    1,007,148      861,098      744,344
Operating costs and expenses:
  Fitness center operations                           467,705      423,001      401,282
  Products and services                                72,364       41,570       22,409
  Member processing and collection centers             43,883       41,213       41,024
  Advertising                                          51,442       47,766       45,035
  General and administrative                           28,946       27,169       26,097
  Provision for doubtful receivables                  158,729      139,627      118,604
  Depreciation and amortization                        65,605       52,857       48,255
  Change in deferred membership origination costs      (7,934)      (5,444)     (11,164)
                                                   ----------   ----------   ----------
                                                      880,740      767,759      691,542
                                                   ----------   ----------   ----------
Operating income                                      126,408       93,339       52,802
Interest income                                         1,760        2,369        2,514
Interest expense                                      (62,058)     (52,394)     (41,494)
Other                                                  (6,500)
                                                   ----------   ----------   ----------
Income before income taxes and cumulative effect
  of a change in accounting principle                  59,610       43,314       13,822
Income tax benefit (provision)                         19,000         (870)        (525)
                                                   ----------   ----------   ----------
Income before cumulative effect of a change
  in accounting principle                              78,610       42,444       13,297
Cumulative effect of a change in accounting
  principle                                                           (262)
                                                   ----------   ----------   ----------
Net income                                         $   78,610   $   42,182   $   13,297
                                                   ==========   ==========   ==========

Basic earnings per common share:
  Income before cumulative effect of a change
    in accounting principle                        $     3.29   $     1.81   $      .59
  Cumulative effect of a change in accounting
    principle                                                         (.01)
                                                   ----------   ----------   ----------
  Net income per common share                      $     3.29   $     1.80   $      .59
                                                   ==========   ==========   ==========
Average common shares outstanding                  23,858,486   23,382,288   22,424,172

Diluted earnings per common share:
  Income before cumulative effect of a change in
    accounting principle                           $     2.84   $     1.56   $      .51
  Cumulative effect of a change in accounting
    principle                                                         (.01)
                                                   ----------   ----------   ----------
  Net income per common share                      $     2.84   $     1.55   $      .51
                                                   ==========   ==========   ==========
Average diluted common shares outstanding
  (includes 3,793,551, 3,853,543 and 3,747,232
  common equivalent shares in 2000, 1999 and
  1998)                                            27,652,037   27,235,831   26,171,404

See accompanying notes.

BALLY TOTAL FITNESS HOLDING CORPORATION
Consolidated Statement of Stockholders' Equity

                                               Common stock                                 Unearned
                                             -----------------                            compensation   Common        Total
                                                          Par   Contributed  Accumulated  (restricted   stock in   stockholders'
                                               Shares    value    capital      deficit       stock)     treasury      equity
                                             ----------  -----  -----------  -----------  ------------  ---------  -------------
                                                                     (In thousands, except share data)

Balance at December 31, 1997                 20,575,092  $ 206   $ 392,718   $ (322,603)   $            $            $  70,321

Net income                                                                       13,297                                 13,297
Issuance of common stock through public
  offering                                    2,800,000     28      82,716                                              82,744
Issuance of common stock for acquisitions
  of businesses                                 230,769      2       3,423                                               3,425
Acquisition of business with treasury stock      11,061                 42                                    310          352
Issuance of common stock under stock
  purchase and option plans                     121,271      1       1,169                                               1,170
Issuance of common stock under long-term
  incentive plan                                190,000      2       7,978                     (7,978)                       2
Purchases of common stock                      (554,800)                                                   (9,528)      (9,528)
                                             ----------  -----   ---------   ----------    ----------   ---------    ---------
Balance at December 31, 1998                 23,373,393    239     488,046     (309,306)       (7,978)     (9,218)     161,783

Net income                                                                       42,182                                 42,182
Issuance of common stock for acquisitions
  of businesses                                 141,723      1       7,798                                               7,799
Issuance of common stock under stock
  purchase and option plans                     310,578      3       2,249                                               2,252
Purchases of common stock                       (70,300)                                                   (1,557)      (1,557)
                                             ----------  -----   ---------   ----------    ----------   ---------    ---------
Balance at December 31, 1999                 23,755,394    243     498,093     (267,124)       (7,978)    (10,775)     212,459

Net income                                                                       78,610                                 78,610
Issuance of common stock for acquisitions
  of businesses                                 295,151      3       4,691                                               4,694
Issuance/(cancellation) of common stock
  under long-term incentive plan (net)           90,000      1       3,779                     (3,779)                       1
Issuance of common stock under stock
  purchase and option plans                     212,401      2       2,076                                               2,078
                                             ----------  -----   ---------   ----------    ----------   ---------    ---------
Balance at December 31, 2000                 24,352,946  $ 249   $ 508,639   $ (188,514)   $  (11,757)  $ (10,775)   $ 297,842
                                             ==========  =====   =========   ==========    ==========   =========    =========

See accompanying notes.

BALLY TOTAL FITNESS HOLDING CORPORATION
Consolidated Statement of Cash Flows

                                                                 Year Ended December 31
                                                   ------------------------------------
                                                         2000         1999         1998
                                                   ----------   ----------   ----------
                                                              (In thousands)
OPERATING:
  Income before extraordinary charge and
    cumulative effect of a change in accounting
    principle                                      $   78,610   $   42,444   $   13,297
  Adjustments to reconcile to cash provided (used)-
    Depreciation and amortization, including
      amortization included in interest expense        69,381       56,175       50,585
    Provision for doubtful receivables                158,729      139,627      118,604
    Change in operating assets and liabilities       (257,553)    (199,164)    (214,486)
                                                   ----------   ----------   ----------
    Cash provided by (used in) operating
      activities                                       49,167       39,082      (32,000)

INVESTING:
  Purchases and construction of property and
    equipment                                        (108,394)    (119,089)     (76,432)
  Acquisitions of businesses                           (4,066)     (13,241)      (2,521)
  Other, net                                                        (5,680)
                                                   ----------   ----------   ----------
    Cash used in investing activities                (112,460)    (138,010)     (78,953)

FINANCING:
  Debt transactions -
    Proceeds from long-term borrowings                 69,500       75,000       73,501
    Repayments of long-term debt                      (18,661)     (11,274)     (30,871)
    Debt issuance costs                                             (6,425)      (3,362)
                                                   ----------   ----------   ----------
    Cash provided by debt transactions                 50,839       57,301       39,268

  Equity transactions -
    Proceeds from issuance of common stock
      through public offering                                                    82,744
    Proceeds from issuance of common stock
      upon exercise of stock options and
      stock purchase plans                              2,078        2,252        1,172
    Purchases of common stock for treasury                          (1,557)      (9,528)
                                                   ----------   ----------   ----------
    Cash provided by financing activities              52,917       57,996      113,656
                                                   ----------   ----------   ----------

Increase (decrease) in cash and equivalents           (10,376)     (40,932)       2,703
Cash and equivalents, beginning of year                23,450       64,382       61,679
                                                   ----------   ----------   ----------
Cash and equivalents, end of year                  $   13,074   $   23,450   $   64,382
                                                   ==========   ==========   ==========

See accompanying notes.

BALLY TOTAL FITNESS HOLDING CORPORATION
Consolidated Statement of Cash Flows-(continued)

                                                                 Year Ended December 31
                                                   ------------------------------------
                                                         2000         1999         1998
                                                   ----------   ----------   ----------
                                                              (In thousands)
SUPPLEMENTAL CASH FLOWS INFORMATION:

Changes in operating assets and liabilities, net
  of effects from acquisitions or sales, were as
  follows -
    Increase in installment contracts receivable   $ (231,753)  $ (203,644)  $ (196,990)
    Increase in other current and other assets        (14,599)      (8,987)      (3,765)
    Increase in deferred membership origination
      costs                                            (7,934)      (5,444)     (11,164)
    Increase in accounts payable                        5,190       10,076        3,689
    Increase (decrease) in income taxes payable       (20,132)         455          607
    Increase (decrease) in accrued and other
      liabilities                                        (720)       4,302       (3,741)
    Increase (decrease) in deferred revenues           12,395        4,078       (3,122)
                                                   ----------   ----------   ----------
                                                   $ (257,553)  $ (199,164)  $ (214,486)
                                                   ==========   ==========   ==========

Cash payments for interest and income taxes
  were as follows -
    Interest paid                                  $   61,982   $   49,612   $   40,029
    Interest capitalized                               (3,959)      (1,449)        (540)
    Income taxes paid (refunded), net                   1,132          415          (83)

Investing and financing activities exclude the
  following non-cash transactions -
    Acquisition of property and equipment through
      capital leases/borrowings                    $   28,892   $   25,118   $    9,968
    Acquisitions of businesses with common stock        4,695        7,800        3,425
    Acquisition of business with treasury stock                                     352
    Common stock issued under long-term incentive
      plan                                              3,779                     7,978
    Debt, including assumed debt, related to
      acquisitions of businesses                        7,577       26,393

See accompanying notes.

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Consolidated Financial Statements
(All dollar amounts in thousands, except share data)

Summary of significant accounting policies

Basis of presentation

          The accompanying consolidated financial statements include the accounts of Bally Total Fitness Holding Corporation (the "Company") and the subsidiaries that it controls. The Company, through its subsidiaries, is a nationwide commercial operator of fitness centers with approximately 385 facilities concentrated in 28 states and Canada. The Company operates in one industry segment, and all significant revenues arise from the commercial operation of fitness centers, primarily in major metropolitan areas in the United States and Canada. Unless otherwise specified in the text, references to the Company include the Company and its subsidiaries.

          The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which require the Company's management to make estimates and assumptions that affect the amounts reported therein. Actual results could vary from such estimates. Certain prior-year amounts have been reclassified to conform to the current-year presentation.

Cash equivalents

          The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. The carrying amount of cash equivalents approximates fair value due to the short maturity of those instruments.

Property and equipment

          Depreciation of buildings, equipment and furnishings (including assets under capital leases) is provided on the straight-line method over the estimated economic lives of the related assets. Amortization of leasehold improvements is provided on the straight-line method over the lesser of the estimated useful lives of the improvements or the lease periods. Depreciation and amortization of property and equipment was $57,875, $47,580 and $41,788 for 2000, 1999 and 1998, respectively.

Deferred finance costs

          Deferred finance costs are amortized over the terms of the related debt using the bonds outstanding method. Included in "Other assets" at December 31, 2000 and 1999 were deferred finance costs of $10,880 and $14,252, respectively, net of accumulated amortization of $10,368 and $6,761, respectively.

Intangible assets

          Intangible assets consist principally of cost in excess of net assets of acquired businesses (goodwill), which is being amortized on the straight-line method over periods ranging up to 40 years from dates of acquisition, and amounts assigned to acquired operating lease rights, which are being amortized on the straight-line method over the remaining lease periods. The Company evaluates annually whether the remaining estimated useful life of goodwill may warrant revision or the remaining balance of goodwill may not be recoverable, generally considering expectations of future profitability and cash flows (undiscounted and without interest charges) on a consolidated basis. If the sum of the Company's expected future cash flows were less than the carrying value of the Company's long-lived assets and identifiable intangibles, an impairment loss would be recognized equal to the amount by which the carrying value of the Company's long-lived assets and identifiable intangibles exceeded their fair value. Based on present operations and strategic plans, the Company believes that no impairment of goodwill existed at December 31, 2000. However, if future operations do not perform as expected, or if the Company's strategic plans for its business were to change, a reduction in the carrying value of these assets may be required.

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

          Components of deferred revenues as of December 31, 2000 and 1999 are as follows:

                                      2000                            1999
                        -------------------------------  -------------------------------
                         Current   Long-term    Total     Current   Long-term    Total
                        ---------  ---------  ---------  ---------  ---------  ---------
Financed initial
 membership fees
 deferred               $ 236,216  $  53,437  $ 289,653  $ 221,664  $  51,468  $ 273,132
Paid-in-full initial
 membership fees
 deferred                  19,231     13,262     32,493     23,823     14,890     38,713
Prepaid dues               51,046     16,048     67,094     44,636     16,856     61,492
                        ---------  ---------  ---------  ---------  ---------  ---------
                        $ 306,493  $  82,747  $ 389,240  $ 290,123  $  83,214  $ 373,337
                        =========  =========  =========  =========  =========  =========

          Components of the change in deferred revenues for the years ended December 31, 2000, 1999 and 1998 are as follows:

                                                         2000         1999         1998
                                                   ----------   ----------   ----------
Financed initial membership fees:
  Originating                                      $ (518,413)  $ (465,443)  $ (414,190)
  Less provision for doubtful receivables             158,729      139,627      118,604
                                                   ----------   ----------   ----------
  Originating, net                                   (359,684)    (325,816)    (295,586)
  Recognized                                          343,015      302,723      258,748
                                                   ----------   ----------   ----------
    Increase in deferral                              (16,669)     (23,093)     (36,838)

Paid-in-full initial memberships fees:
  Originating                                         (24,576)     (23,721)     (30,318)
  Recognized                                           30,796       44,700       68,780
                                                   ----------   ----------   ----------
    Decrease in deferral                                6,220       20,979       38,462

(Increase) decrease in prepaid dues, exclusive of
  dues related to acquired businesses                  (1,946)      (1,964)       1,498
                                                   ----------   ----------   ----------
Change in deferred revenues                        $  (12,395)  $   (4,078)  $    3,122
                                                   ==========   ==========   ==========

          Components of the change in deferred membership origination costs for the years ended December 31, 2000, 1999 and 1998 are as follows:

                                                         2000         1999         1998
                                                   ----------   ----------   ----------

Incurred                                           $ (121,186)  $ (109,089)  $  (99,302)
Amortized                                             113,252      103,645       88,138
                                                   ----------   ----------   ----------
Change in deferred membership origination costs    $   (7,934)  $   (5,444)  $  (11,164)
                                                   ==========   ==========   ==========

Earnings per common share

          Basic earnings per common share is computed by dividing income before cumulative effect of a change in accounting principle, cumulative effect of a change in accounting principle and net income by the weighted-average number of shares of common stock outstanding during each year, which totaled 23,858,486 shares, 23,382,288 shares and 22,424,172 shares for 2000, 1999 and 1998, respectively. Diluted earnings per common share is computed by dividing income before cumulative effect of a change in accounting principle, cumulative effect of a change in accounting principle and net income by the weighted-average number of shares of common stock and common stock equivalents outstanding during each year, which totaled 27,652,037 shares, 27,235,831 shares and 26,171,404 shares for 2000, 1999 and 1998, respectively. Common stock equivalents represent the dilutive effect of the assumed exercise of outstanding warrants and stock options and the conversion of exchangeable notes. Common stock equivalents increased the weighted-average number of shares outstanding for diluted earnings per common share by 3,793,551 shares, 3,853,543 shares and 3,747,232 shares for 2000, 1999 and 1998, respectively.

Cumulative effect of a change in accounting principle

          In April 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, Reporting the Costs of Start-up Activities, and was effective beginning on January 1, 1999. SOP 98-5 required that start-up costs, including organization costs capitalized prior to January 1, 1999, be written off and any future start-up costs be expensed as incurred. The Company's unamortized start-up costs at January 1, 1999 were written off and reported as a cumulative effect of a change in accounting principle, net of tax.

Acquisitions

          During 2000, we acquired 13 fitness centers in the Portland, Oregon area, three fitness centers in the San Diego, California area and one fitness center in Pittsburgh, Pennsylvania.

Trademarks

          In 2000, we purchased certain marks, including the "Bally Total Fitness" service mark, from their owner. Prior to this purchase, the marks were used pursuant to a long-term trademark license agreement.

Investments

          In the fourth quarter of 2000, a non-cash charge of $6.5 million was recorded for the write off of third-party internet investments.

Installment contracts receivable

                                                            2000          1999
                                                     -----------   -----------
Current:
  Installment contracts receivable                   $   403,777   $   355,029
  Unearned finance charges                               (49,601)      (41,515)
  Allowance for doubtful receivables and
    cancellations                                        (68,123)      (66,548)
                                                     -----------   -----------
                                                     $   286,053   $   246,966
                                                     ===========   ===========
Long-term:
  Installment contracts receivable                   $   361,812   $   319,034
  Unearned finance charges                               (24,237)      (20,367)
  Allowance for doubtful receivables and
    cancellations                                        (64,154)      (59,490)
                                                     -----------   -----------
                                                     $   273,421   $   239,177
                                                     ===========   ===========

          The carrying amount of installment contracts receivable at December 31, 2000 and 1999 approximates fair value based on discounted cash flow analyses, using interest rates in effect at the end of each year comparable to similar consumer financing contracts.

Accrued liabilities

                                                            2000          1999
                                                     -----------   -----------

Payroll and benefit-related liabilities              $    25,805   $    21,436
Interest                                                   7,451         7,165
Taxes other than income taxes                              7,998        10,133
Other                                                     25,312        20,463
                                                     -----------   -----------
                                                     $    66,566   $    59,197
                                                     ===========   ===========

Long-term debt

                                                            2000          1999
                                                     -----------   -----------
Nonsubordinated:
  Securitization facility                            $   160,000   $   160,000
  Term loan, due 2004                                     74,000        75,000
  Revolving credit facility                               69,500
  Capital lease obligations                               42,500        24,559
  Other secured and unsecured obligations                 47,084        45,164
Subordinated:
  9 7/8% Series B Senior Subordinated Notes
    due 2007                                                 236           236
  9 7/8% Series D Senior Subordinated Notes
    due 2007, less unamortized discount of
    $1,146 and $1,487                                    298,618       298,449
                                                     -----------   -----------
Total long-term debt                                     691,938       603,408
                                                     -----------   -----------

Current maturities of long-term debt                     (17,589)       (9,505)
                                                     -----------   -----------

Long-term debt, less current maturities              $   674,349   $   593,903
                                                     ===========   ===========

          In November 1999, the Company amended its three-year bank credit facility, increasing the aggregate amount available to $175,000, consisting of a five-year, $75,000 term loan due November 2004 and a $100,000 three-year revolving credit facility maturing November 2002. The amount available under the revolving credit facility is reduced by any outstanding letters of credit, which cannot exceed $30,000. At December 31, 2000, $69,500 had been drawn on the revolving credit facility and outstanding letters of credit totaled $4,613. The rate of interest on borrowings is at the Company's option, generally based upon either the agent bank's prime rate plus 1.75% or a Eurodollar rate plus 2.75% for the revolving credit facility and the agent bank's prime rate plus 2.50% or a Eurodollar rate plus 3.50% for the term loan. A fee of 1.75% on outstanding letters of credit is payable quarterly. A commitment fee of one-half of 1% is payable quarterly on the unused portion of the revolving credit facility. The credit facility is secured by substantially all real and personal property (excluding installment contracts receivable) of the Company. The $75,000 term loan is repayable in 20 quarterly installments of $250 commencing March 31, 2000, with the final installment of $70,250 due in November 2004.

          In December 1996, the Company refinanced its securitization facility by completing a private placement of asset-backed securities (the "Securitization") pursuant to which $145,500 of 8.43% Accounts Receivable Trust Certificates and $14,500 of Floating Rate Accounts Receivable Trust Certificates (the "Floating Certificates") were issued as undivided interests in the H&T Master Trust (the "Trust"). In April 1999, the Company amended the Securitization, extending the initial maturity to July 2001. The Floating Certificates bear interest (9.72%, 9.47% and 8.11% at December 31, 2000, 1999 and 1998, respectively) at 3.01% above the London Interbank Offer Rate ("LIBOR"), with the LIBOR rate on the Floating Certificates capped at 8.99% pursuant to an interest rate cap agreement. The Trust was created for the issuance of asset-backed securities and was formed pursuant to a pooling and servicing agreement. The Trust includes a portfolio of substantially all of the Company's installment contracts receivable from membership sales and the proceeds thereof. The amount by which installment contracts receivable in the Trust exceeds the $160,000 principal amount of certificates issued by the Trust is generally retained by the Company.

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

          The Company leases certain fitness center facilities and equipment under capital leases expiring in periods ranging from one to 20 years. Included in "Property and equipment" at December 31, 2000 and 1999 were assets under capital leases of $49,218 and $30,823, respectively, net of accumulated amortization of $15,018 and $8,840, respectively.

          In December 1998, the Company, through a private placement, issued $75,000 aggregate principal amount of 9 7/8% Series C Senior Subordinated Notes due 2007 (the "Series C Notes") at a discount to yield an interest rate of 10.2%. The Series C Notes were pari passu with the $225,000 Series B Notes issued in 1997.

          In June 1999, the Company exchanged the Series B and Series C Notes for a like principal amount of 9 7/8% Series D Senior Subordinated Notes due 2007 (the "Series D Notes"). The terms of the Series D Notes are substantially identical to the terms of the Series B and Series C Notes. The Series D Notes are not subject to any sinking fund requirement but may be redeemed beginning in October 2002, in whole or in part, with premiums ranging from 4.9% in 2002 to zero in 2005 and thereafter. The payment of the Series D and the Series B Notes not exchanged is subordinated to the payment in full of all senior indebtedness of the Company, as defined (approximately $392,000 at December 31, 2000).

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

          Maturities of long-term debt and future minimum payments under capital leases, together with the present value of future minimum rentals as of December 31, 2000, are as follows:

                                                    Long-term      Capital
                                                         debt       leases        Total
                                                   ----------  -----------   ----------

2001                                               $    7,059   $   14,278   $   21,337
2002                                                  156,426       12,732      169,158
2003                                                  100,110       10,438      110,548
2004                                                   77,097        5,912       83,009
2005                                                    2,499        3,509        6,008
Thereafter                                            306,247       11,908      318,155
                                                   ----------   ----------   ----------
                                                      649,438       58,777      708,215
Less amount representing interest                                  (16,277)     (16,277)
                                                   ----------   ----------   ----------
                                                   $  649,438   $   42,500   $  691,938
                                                   ==========   ==========   ==========

          The fair value of the Company's long-term debt at December 31, 2000 and 1999 approximates its carrying amount except for the Company's subordinated debt, which had a fair market value (based on quoted market prices) of $282,750 and $289,500 at December 31, 2000 and 1999, respectively. The fair values are not necessarily indicative of the amounts the Company could acquire the debt for in a purchase or redemption.

Income taxes

          The income tax provision (benefit) applicable to income before income taxes and cumulative effect of a change in accounting principle consists of the following:

                                                         2000         1999         1998
                                                   ----------   ----------   ----------

Deferred                                           $   22,438   $   16,950   $    6,180
Reversal of valuation allowance                       (42,704)     (16,950)      (6,180)
State and other (all current)                           1,266          870          525
                                                   ----------   ----------   ----------
                                                   $  (19,000)  $      870   $      525
                                                   ==========   ==========   ==========

          Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial accounting and income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 2000 and 1999, along with their classification, are as follows:

                                                    2000                    1999
                                            ----------------------  ----------------------
                                               Assets  Liabilities     Assets  Liabilities
                                            ---------  -----------  ---------  -----------

Installment contract revenues               $           $  74,506   $           $  63,585
Amounts not yet deducted for tax purposes:
  Bad debts                                    53,273                  51,759
  Other                                         9,923                  11,042
Amounts not yet deducted for book purposes:
  Deferred membership origination costs                    46,849                  43,436
  Depreciation and capitalized costs            2,840                   4,143
  Tax loss carryforwards                      210,457                 211,266
  Other, net                                               19,897                  13,996
                                            ---------   ---------   ---------   ---------
                                              276,493   $ 141,252     278,210   $ 121,017
                                                        =========               =========
Valuation allowance                          (116,343)               (158,682)
                                            ---------               ---------
                                            $ 160,150               $ 119,528
                                            =========               =========

Current                                     $  27,465   $  76,682   $  22,841   $  63,774
Long-term                                     132,685      64,570      96,687      57,243
                                            ---------   ---------   ---------   ---------
                                            $ 160,150   $ 141,252   $ 119,528   $ 121,017
                                            =========   =========   =========   =========

          Federal tax loss and Alternative Minimum Tax ("AMT") credit carryforwards were allocated to the Company from Bally Entertainment Corporation (its former parent) pursuant to U.S. Treasury Regulations. The amount of carryforwards allocated to the Company may ultimately be different as a result of Internal Revenue Service ("IRS") adjustments. At December 31, 2000, estimated federal AMT credit and tax loss carryforwards of $3,253 and $472,731, respectively, have been recorded by the Company. The AMT credits can be carried forward indefinitely, while the tax loss carryforwards expire through 2020. In addition, the Company has substantial state tax loss carryforwards, which began to expire in 2000 and fully expire through 2020. Based upon the Company's past performance and the expiration dates of its carryforwards, the ultimate realization of all of the Company's deferred tax assets cannot be assured. Accordingly, a valuation allowance has been recorded to reduce deferred tax assets to a level which, more likely than not, will be realized. Included in the deferred tax asset and valuation allowance is $3,768 resulting from the exercise of stock options and the Company sponsored stock purchase plan. The related benefit will be included as additional paid-in capital.

          In accordance with SFAS No. 109 Accounting for Income Taxes, the Company reviewed the likelihood of realizing the future benefits of tax loss carryforwards. Based on consistent and growing profitability over the past three years and reasonably expected continuation of these trends, the Company reduced its tax valuation allowance against net operating losses realized in prior periods by $20,000 during the third quarter of 2000. This adjustment decreased the income tax provision, increasing net income. The Company will continue to review and evaluate the remaining valuation allowance periodically.

          A reconciliation of the income tax provision (benefit) with amounts determined by applying the U.S. statutory tax rate to income before income taxes and cumulative effect of change in accounting principle is as follows:

                                                         2000         1999         1998
                                                   ----------   ----------   ----------

Provision at U.S. statutory tax rate (35%)         $   20,863   $   15,068   $    4,838
Add (deduct):
  Benefit for change in valuation allowance           (42,704)     (16,950)      (6,180)
  State income taxes, net of related
    federal income tax effect and valuation
    allowance                                             822          517          341
  Amortization of cost in excess of
    acquired assets                                     1,953        1,643        1,419
  Other, net                                               66          592          107
                                                   ----------   ----------   ----------
Income tax provision (benefit)                     $  (19,000)  $      870   $      525
                                                   ==========   ==========   ==========

Stockholders’ equity

          The Series A Junior Participating Preferred Stock, $.10 par value (the "Series A Junior Stock"), if issued, will have a minimum preferential quarterly dividend payment equal to the greater of (i) $1.00 per share and (ii) an amount equal to 100 times the aggregate dividends declared per share of the Company's common stock, par value $.01 per share, ("Common Stock") during the related quarter. In the event of liquidation, the holders of the shares of Series A Junior Stock will be entitled to a preferential liquidation payment equal to the greater of (a) $100 per share and (b) an amount equal to 100 times the liquidation payment made per share of Common Stock. Each share of Series A Junior Stock will have 100 votes, voting together with the shares of Common Stock. Finally, in the event of any merger, consolidation or other transaction in which shares of Common Stock are exchanged, each share of Series A Junior Stock will be entitled to receive 100 times the amount received per share of Common Stock. These rights are protected by customary anti-dilution provisions.

          The Board of Directors of the Company adopted a stockholders rights plan (the "Stockholder Rights Plan") and issued and distributed a stock purchase right ("Right") for each share of Common Stock. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Stock at a price of $40.00 per one one-hundredth of a share of Series A Junior Stock, subject to adjustment (the "Purchase Price").

          The Rights are not exercisable or transferable apart from the Common Stock until the occurrence of one of the following: (i) 10 days (or such later date as may be determined by action of the Board of Directors of the Company prior to such time as any person or group of affiliated persons becomes an Acquiring Person) after the date of public announcement that a person (other than an Exempt Person, as defined below) or group of affiliated or associated persons has acquired, or obtained the right to acquire, beneficial ownership of 10% or more of the Common Stock (15% for certain institutional holders) (an "Acquiring Person"), or (ii) 10 days after the date of the commencement of a tender offer or exchange offer by a person (other than an Exempt Person) or group of affiliated or associated persons, the consummation of which would result in beneficial ownership by such person or group of 20% or more of the outstanding shares of Common Stock. "Exempt Persons" include the Company, any subsidiary of the Company, employee benefit plans of the Company, directors of the Company on January 5, 1996 who are also officers of the Company, Bally Entertainment Corporation and any person holding the warrant to purchase 2,942,805 shares of Common Stock initially issued to Bally Entertainment Corporation.

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

          At December 31, 2000, 8,011,124 shares of Common Stock were reserved for future issuance (3,192,805 shares in connection with outstanding warrants and 4,818,319 shares in connection with certain stock plans).

Warrants

          In July 1997, in connection with a $7,500 bridge loan provided to the Company by an affiliate of an underwriter of the August 1997 public offering of Common Stock, the Company issued warrants entitling the affiliate to acquire 250,000 shares of Common Stock at an exercise price of $10.05 per share, expiring in July 2002.

          The Company has issued warrants, which as of December 31, 2000, were held by the Estate of our former Chairman and our Chairman of the Board of Directors, President and Chief Executive Officer, entitling them to acquire 2,942,805 shares of Common Stock at an exercise price of $5.26 per share. The warrants expire December 2005.

Stock plans

          In January 1996, the Board of Directors of the Company adopted the 1996 Non-Employee Directors' Stock Option Plan (the "Directors' Plan"). The Directors' Plan provides for the grant of non-qualified stock options to non-employee directors of the Company.

          Initially, 100,000 shares of Common Stock were reserved for issuance under the Directors' Plan and, at December 31, 2000, 40,000 shares of Common Stock were available for future grant under the Directors' Plan. Stock options may not be granted under the Directors' Plan after January 3, 2006.

          Pursuant to the Directors' Plan, non-employee directors of the Company are granted an option to purchase 5,000 shares of Common Stock upon the commencement of service on the Board of Directors, with another option to purchase 5,000 shares of Common Stock granted on the second anniversary thereof. Additional grants of options may be made from time to time pursuant to the Directors' Plan. In December 2000, options to purchase 5,000 shares of Common Stock were granted to each non-employee director of the Company. Options under the Directors' Plan are generally granted with an exercise price equal to the fair market value of the Common Stock at the date of grant. Option grants under the Directors' Plan become exercisable in three equal annual installments commencing one year from the date of grant and have a 10-year term.

          Also in January 1996, the Board of Directors of the Company adopted the 1996 Long-Term Incentive Plan (the "Incentive Plan"). The Incentive Plan provides for the grant of non-qualified stock options, incentive stock options and compensatory restricted stock awards (collectively "Awards") to officers and key employees of the Company. Initially, 2,100,000 shares of Common Stock were reserved for issuance under the Incentive Plan. In November 1997, June 1999 and December 2000, the Incentive Plan was amended to increase the aggregate number of shares of Common Stock that may be granted under the Incentive Plan to an aggregate of 6,100,000 shares. At December 31, 2000, 1,328,419 shares of Common Stock were available for future grant under the Incentive Plan. Awards may not be granted under the Incentive Plan after January 3, 2006.

          Pursuant to the Incentive Plan, non-qualified stock options are generally granted with an exercise price equal to the fair market value of the Common Stock at the date of grant. Incentive stock options must be granted at not less than the fair market value of the Common Stock at the date of grant. Option grants become exercisable at the discretion of the Compensation Committee of the Board of Directors (the "Compensation Committee"), generally in three equal annual installments commencing one year from the date of grant. Option grants in 2000, 1999 and 1998 have 10-year terms.

          A summary of 2000, 1999 and 1998 stock option activity under the Directors' Plan and Incentive Plan is as follows:

                                                Number
                                             of shares   Weighted-        Range of
                                           represented     average        exercise
                                            by options       price          prices
                                           -----------   ---------   -------------

Outstanding at December 31, 1997
  - 391,820 of which were exercisable       1,904,461      $ 8.88     4.13 - 17.56

Granted                                       664,000       20.73    18.50 - 36.00
Exercised                                     (78,645)       5.89     4.13 - 17.56
Forfeited                                     (20,991)       9.40     4.13 - 18.50
                                            ---------
Outstanding at December 31, 1998
  - 970,136 of which  were exercisable      2,468,825       12.16     4.13 - 36.00

Granted                                       780,450       32.01    24.38 - 32.94
Exercised                                    (266,584)       5.31     4.13 - 18.50
Forfeited                                     (51,595)      17.59     4.13 - 36.00
                                            ---------
Outstanding at December 31, 1999
  - 1,508,120 of which were exercisable     2,931,096       17.97     4.13 - 36.00

Granted                                       636,350       27.92    26.25 - 27.94
Exercised                                    (171,741)       9.15     4.13 - 18.50
Forfeited                                     (68,525)      25.24     4.13 - 36.00
                                            ---------
Outstanding at December 31, 2000
  - 1,996,650 of which are exercisable      3,327,180       20.18     4.13 - 36.00
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

          Had compensation cost been determined for the Company's stock option portion of the plans based on the fair value at the grant dates for awards under those plans consistent with the alternative method set forth under SFAS No. 123, the Company's pro forma net income would be:

                                                         2000         1999         1998
                                                   ----------   ----------   ----------

Net income
  As reported                                      $   78,610   $   42,182   $   13,297
  Pro forma                                            73,976       39,193       11,266
Basic earnings per common share
  As reported                                            3.29         1.80         0.59
  Pro forma                                              3.10         1.68         0.50
Weighted-average fair value of options granted          12.80        14.70         8.11

          The fair value for the stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2000, 1999 and 1998: risk-free interest rate of 5.07%, 6.48% and 4.72%, respectively; no dividend yield; volatility factor of the expected market price of the common stock of 0.445, 0.414 and 0.356, respectively; and a weighted-average expected life of the options of five years.

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

          In 1998 and 2000, the Compensation Committee awarded 190,000 shares and 125,000 shares, respectively, of restricted Common Stock to certain key executives of the Company. These shares were issued in the employee's name and are held by the Company until the restrictions lapse. The restrictions on these shares lapse upon a change in control of the Company, the employee's death, termination of employment due to disability or the first date prior to December 31, 2002 which follows seven consecutive trading days on which the trading price equals or exceeds the targeted stock price of $42 per share. As of December 31, 2000, no compensation expense has been recognized. Unearned compensation of $11,757 is included in stockholders' equity.

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

Thereafter, offerings shall commence on each April 1 and October 1 and expire on the following September 30 and March 31, respectively, until the Stock Purchase Plan is terminated or no additional shares are available for purchase. At December 31, 2000, 122,720 shares of Common Stock were available for future purchases under the Stock Purchase Plan. Pursuant to APB No. 25, no expense was recorded by the Company in connection with this plan.

Savings plans

          The Company sponsors several defined contribution plans that provide retirement benefits for certain full-time employees. Eligible employees may elect to participate by contributing a percentage of their pre-tax earnings to the plans. Employee contributions to the plans, up to certain limits, are matched in various percentages by the Company. The Company's matching contributions related to the plans totaled $1,579, $1,412 and $1,312 for 2000, 1999 and 1998, respectively.

Commitments and Contingencies

Operating leases

          The Company leases various fitness center facilities, office facilities, and equipment under operating leases expiring in periods ranging from one to 25 years, excluding optional renewal periods. Certain of the leases contain contingent rental provisions generally related to cost-of-living criteria or revenues of the respective fitness centers. Rent expense under operating leases was $107,917, $97,542 and $92,816 for 2000, 1999 and 1998, respectively.

          Minimum future rent payments under long-term noncancellable operating leases in effect as of December 31, 2000, exclusive of taxes, insurance, other expenses payable directly by the Company and contingent rent, are $103,093, $115,377, $112,776, $109,355 and $105,108 for 2001 through 2005, respectively, and $562,669 thereafter.

          Included in the amounts above are leases with real estate partnerships in which certain of the Company's former executive officers had ownership interests. Rent expense under these leases was $169 in 1998.

Litigation

          The Company is involved in various claims and lawsuits incidental to its business, including claims arising from accidents at its fitness centers. In the opinion of management, the Company is adequately insured against such claims and lawsuits, and any ultimate liability arising out of such claims and lawsuits will not have a material adverse effect on the financial condition or results of operations of the Company. In addition, from time to time, customer complaints are investigated by governmental bodies. In the opinion of management, none of the complaints or investigations currently pending will have a material adverse effect on our financial condition or results of operations.

Subsequent events

          In February 2001, we filed a registration statement to sell 1,408,821 shares of our common stock to the public and 2,591,179 shares owned by the Estate of Arthur M. Goldberg (our former Chairman) and a partnership 94% beneficially owned by the Estate. We will not receive any of the proceeds from the sale of shares being sold by the selling stockholders, except upon the exercise of the warrants to purchase common stock held by the Estate. At an assumed public offering price of $29.60 per share (based on the closing price of a share of common stock on March 6, 2001), the net proceeds to be received by us from the sale of shares of common stock (after deducting the underwriting discount and estimated expenses payable by us) are approximately $50.6 million (including proceeds of $11.6 million from the exercise of warrants by one of the selling stockholders). We intend to use the proceeds from the offering for general corporate and working capital purposes, principally debt reduction.

          In March 2001, we sold to a major financial institution approximately 8% of our receivables portfolio at net book value. We received initial proceeds of approximately $45.0 million from this transaction, which was used to reduce debt. The transaction includes future profit participation by Bally based on actual collection experience. We continue to investigate and evaluate similar and alternative strategies to monetize the remainder of our receivables portfolio.

BALLY TOTAL FITNESS HOLDING CORPORATION
Quarterly Consolidated Financial Information (unaudited)

                                                          Quarter Ended
                             ---------------------------------------------------------------------
                                    March 31           June 30      September 30       December 31
                             ---------------  ----------------   ---------------   ---------------
                               2000     1999     2000     1999     2000     1999     2000     1999
                             ------   ------   ------   ------   ------   ------   ------   ------
                                                (In millions, except share data)

Net revenues                 $249.3   $208.4   $250.9   $209.5   $254.8   $219.1   $252.2   $224.1
Operating income               29.8     18.3     31.7     21.1     32.4     25.1     32.5     28.8
Income before cumulative
  effect of a change in
  accounting principle         15.3      6.7     15.9      9.1     35.9     12.2     11.5     14.4
Cumulative effect of a
  change in accounting
  principle                             (0.2)
Net income                     15.3      6.5     15.9      9.1     35.9     12.2     11.5     14.4

Basic earnings per common
  share:
  Income before cumulative
    effect of a change in
    accounting principle     $  .65   $  .29   $  .67   $  .39   $ 1.50   $  .52   $  .48   $  .61
  Cumulative effect of a
    change in accounting
    principle                           (.01)
  Net income                    .65      .28      .67      .39     1.50      .52      .48      .61

Diluted earnings per
  common share:
  Income before cumulative
    effect of a change in
    accounting principle     $  .56   $  .25   $  .58   $  .34   $ 1.30   $  .45   $  .41   $  .53
  Cumulative effect of a
    change in accounting
    principle                           (.01)
  Net income                    .56      .24      .58      .34     1.30      .45      .41      .53                                 0.19

___________________________________________________________________

  The Company's operations are subject to seasonal factors.

  The Company wrote off the net book value of start-up costs as required by Statement of Position 98-5, Reporting Costs of Start-up Activities in the first quarter of 1999.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

Item 9 is inapplicable.

PART III

Part III (except for certain information relating to Executive Officers included in Part I) is omitted. The Company intends to file with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended December 31, 2000 a definitive proxy statement containing such information pursuant to Regulation 14A of the Securities Exchange Act of 1934, and such information shall be deemed to be incorporated herein by reference from the date of filing such document.

PART IV

ITEM 14.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1.   Index to Financial Statements

      Report of independent auditors                                           21
      Consolidated balance sheet at December 31, 2000 and 1999                 22
      For each of the three years in the period ended December 31, 2000:
        Consolidated statement of income                                       24
        Consolidated statement of stockholders' equity                         25
        Consolidated statement of cash flows                                   26
      Notes to consolidated financial statements                               28
      Supplementary data:
        Quarterly consolidated financial information (unaudited)               42

(a) 2.   Index to Financial Statement Schedules

      Schedule II-Valuation and qualifying accounts for each of the
      three years in the period ended December 31, 2000                       S-1

      All other schedules specified under Regulation S-X for the Company are omitted because they are either not applicable or required under the instructions or because the information required is already set forth in the consolidated financial statements or related notes thereto.

(a) 3.   Index to Exhibits

*3.1	Restated Certificate of Incorporation of the Company (filed as an exhibit to the Company's registration statement on Form S-1 filed January 3, 1996, registration no. 33-99844).

*3.2	Amended and Restated By-Laws of the Company (filed as an exhibit to the Company's registration statement on Form S-1 filed January 3, 1996, registration no. 33-99844).

*4.1	Registration Statement on Form 8-A/A dated January 3, 1996 (file no. 0-27478).

*4.2	Form of Rights Agreement dated as of January 5, 1996 between the Company and LaSalle National Bank (filed as an exhibit to the Company’s registration statement on Form S-1 filed January 3, 1996, registration no. 33-99844).

*4.3	Indenture dated as of October 7, 1997 between the Company and First Trust National Association, as Trustee, including the form of Old Note and form of New Note (filed as an exhibit to the Company’s registration statement on Form S-4 filed October 31, 1997, registration no. 333-39195).

*4.4	Warrant Agreement dated as of December 29, 1995 between Bally Entertainment Corporation and the Company (filed as an exhibit to the Company’s registration statement on Form S-1 filed January 3, 1996, registration no. 33-99844).

*4.5	Registration Rights Agreement dated as of December 29, 1995 between Bally Entertainment Corporation and the Company (filed as an exhibit to the Company’s registration statement on Form S-1 filed January 3, 1996, registration no. 33-99844).

*4.6	Warrant Agreement dated as of July 11, 1997 between the Company and Ladenburg Thalmann Capital Corporation (filed as an exhibit to the Company’s Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 1997).

*4.7	First Amendment dated as of August 5, 1997 to the Warrant Agreement between the Company and Ladenburg Thalmann Capital Corporation (filed as an exhibit to the Company’s Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 1997).

*4.8	Registration Rights Agreement dated as of July 11, 1997 between the Company and Ladenburg Thalmann Capital Corporation (filed as an exhibit to the Company’s Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 1997).

*4.9	Indenture dated as of December 16, 1998 between the Company and U.S. Bank Trust National Association, as Trustee, including the form of Series C Notes and form of Series D Notes (filed as an exhibit to the Company’s Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 1998).

*4.10	Registration Rights Agreement dated as of December 16, 1998 among the Company and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Jefferies & Company, Inc. (filed as an exhibit to the Company's Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 1998).

*4.11	Amended Rights Agreement effective as of July 15, 1999 between the Company and LaSalle National Bank (filed as an exhibit to the Company’s Form 8-K, file no. 0-27478, dated July 15, 1999).

*10.1	Amended and Restated Credit Agreement dated as of November 10, 1999 among the Company, several banks and financial institutions which are parties thereto and The Chase Manhattan Bank, as Agent (filed as an exhibit to the Company’s Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 1999).

*10.2	Guarantee and Collateral Agreement dated as of November 18, 1997 made by the Company and certain of its subsidiaries in favor of The Chase Manhattan Bank, as Collateral Agent (filed as an exhibit to the Company’s registration statement on Form S-4 filed December 11, 1997, registration no. 333-39195).

*10.3	Amended and Restated Pooling and Servicing Agreement dated as of December 16, 1996 among H&T Receivable Funding Corporation, as Transferor, Bally Total Fitness Corporation, as Servicer and Texas Commerce Bank National Association, as Trustee (filed as an exhibit to the Company’s Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 1996).

*10.4	Series 1996-1 Supplement dated as of December 16, 1996 to the Pooling and Servicing Agreement dated as of December 16, 1996 among H&T Receivable Funding Corporation, as Transferor, Bally Total Fitness Corporation, as Servicer and Texas Commerce Bank National Association, as Trustee (filed as an exhibit to the Company’s Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 1996).

*10.5	Amended and Restated Back-up Servicing Agreement dated as of December 16, 1996 among H&T Receivable Funding Corporation, as Transferor, Bally Total Fitness Corporation, as Servicer and Texas Commerce Bank National Association, as Trustee (filed as an exhibit to the Company’s Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 1996).

*10.6	Tax Sharing Agreement dated as of April 6, 1983 between the Company and Bally Entertainment Corporation (filed as an exhibit to the Company’s registration statement on Form S-1 filed January 15, 1993, registration no. 33-52868).

*10.7	Tax Allocation and Indemnity Agreement dated as of January 9, 1996 between Bally Entertainment Corporation and the Company (filed as an exhibit to the Company’s Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 1995).

*10.8	First Amendment dated as of May 20, 1996 to the Tax Allocation and Indemnity Agreement dated as of January 9, 1996 between Bally Entertainment Corporation and the Company (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q, file no. 0-27478, for the quarter ended June 30, 1996).

*10.9	Transitional Services Agreement dated as of January 9, 1996 between Bally Entertainment Corporation and the Company (filed as an exhibit to the Company’s Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 1995).

*10.10	Asset Purchase Agreement dated as of December 29, 1995 between Bally Entertainment Corporation and Vertical Fitness and Racquet Club Ltd. (filed as an exhibit to the Company's registration statement on Form S-1 filed January 3, 1996, registration no. 33-99844).

*10.11	Management Agreement dated as of January 9, 1996 between Bally Entertainment Corporation and the Company (filed as an exhibit to the Company’s Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 1995).

*10.12	The Company’s 1996 Non-Employee Directors’ Stock Option Plan (filed as an exhibit to the Company’s registration statement on Form S-1 filed January 3, 1996, registration no. 33-99844).

*10.13	The Company’s 1996 Long-Term Incentive Plan (filed as an exhibit to the Company’s registration statement on Form S-1 filed January 3, 1996, registration no. 33-99844).

*10.14	First Amendment dated as of November 21, 1997 to the Company’s 1996 Long-Term Incentive Plan (filed as an exhibit to the Company’s Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 1997).

*10.15	Second Amendment dated as of February 24, 1998 to the Company’s 1996 Long-Term Incentive Plan (filed as an exhibit to the Company’s Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 1997).

*10.16	The Company’s Management Retirement Savings Plan (filed as an exhibit to the Company’s Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 1995).

*10.17	First Amendment dated as of November 19, 1996 to the Company’s Management Retirement Savings Plan (filed as an exhibit to the Company’s Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 1996).

*10.18	Second Amendment dated as of February 24, 1998 to the Company’s Management Retirement Savings Plan (filed as an exhibit to the Company’s Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 1997).

*10.19	The Company’s 1997 Bonus Plan (filed as an exhibit to the Company’s Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 1997).

*10.20	First Amendment dated as of February 24, 1998 to the Company’s 1997 Bonus Plan (filed as an exhibit to the Company’s Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 1997).

*10.21	Amended and Restated Employment Agreement effective as of January 1, 1998 between the Company and Lee S. Hillman (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q, file no. 0-27478, for the quarter ended September 30, 1998).

*10.22	Employment Agreement effective as of January 1, 2000 between the Company and John W. Dwyer (filed as an exhibit to the Company’s Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 1999).

*10.23	Employment Agreement effective as of January 1, 2000 between the Company and Harold Morgan (filed as an exhibit to the Company’s Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 1999).

*10.24	Employment Agreement effective as of January 1, 2000 between the Company and John Wildman (filed as an exhibit to the Company’s Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 1999).

*10.25	Employment Agreement effective as of January 1, 2000 between the Company and William Fanelli (filed as an exhibit to the Company’s Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 1999).

*10.26	First Amendment dated as of April 27, 1999 to the Series 1996-1 Supplement to Amended and Restated Pooling and Servicing Agreement among H & T Receivable Funding Corporation, as Transferor, Bally Total Fitness Corporation, as Servicer, and Texas Commerce Bank National Association, as Trustee (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q, file no. 0-27478, for the quarter ended March 31, 1999).

*10.27	First Amendment dated June 10, 1999 to Employment Agreement between the Company and Lee S. Hillman (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q, file no. 0-27478, for the quarter ended June 30, 1999).

*10.28	Employment Agreement effective as of January 1, 2000 between the Company and Paul Toback (filed as an exhibit to the Company’s Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 1999).

10.29	Employment Agreement effective as of June 1, 2000 between the Company and Cary A. Gaan.

21	List of subsidiaries of the Company.

23	Consent of Ernst & Young LLP.

_______

*	Incorporated herein by reference as indicated.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALLY TOTAL FITNESS HOLDING CORPORATION

Dated March 09, 2001	By:	/s/ Lee S. Hillman ------------------------------------------------------------- Lee S. Hillman Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. This report may be signed in multiple identical counterparts all of which, taken together, shall constitute a single document.

Dated March 09, 2001	By:	/s/ Lee S. Hillman ------------------------------------------------------------- Lee S. Hillman Chairman, President and Chief Executive Officer (principal executive officer)

Dated March 09, 2001	By:	/s/ John W. Dwyer ------------------------------------------------------------- John W. Dwyer Executive Vice President, Chief Financial Officer and Treasurer (prinicipal financial officer)

Dated March 09, 2001	By:	/s/ Geoffrey M. Scheitlin ------------------------------------------------------------- Geoffrey M. Scheitlin Vice President and Controller (principal accounting officer)

Dated March 09, 2001	By:	/s/ Aubrey C. Lewis ------------------------------------------------------------- Aubrey C. Lewis Director

Dated March 09, 2001	By:	/s/ J. Kenneth Looloian ------------------------------------------------------------ J. Kenneth Looloian Director

Dated March 09, 2001	By:	/s/ James F. McAnally, M.D. ------------------------------------------------------------- James F. McAnally, M.D. Director

Dated March 09, 2001	By:	/s/ Liza M. Walsh ------------------------------------------------------------- Liza M. Walsh Director

BALLY TOTAL FITNESS HOLDING CORPORATION
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2000, 1999 and 1998

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
                         Balance at        and   to other               Balance
                          beginning   expenses   accounts  Deductions    at end
Description                 of year      (a)        (b)       (c)       of year
----------------         ----------   --------   --------  ----------  --------
                                              (In thousands)
2000:
  Allowance for doubtful
    receivables and
    cancellations          $126,038   $158,729   $178,347   $330,837   $132,277
                           ========   ========   ========   ========   ========
1999:
  Allowance for doubtful
    receivables and
    cancellations          $106,301   $139,627   $152,696   $272,586   $126,038
                           ========   ========   ========   ========   ========
1998:
  Allowance for doubtful
    receivables and
    cancellations          $ 80,531   $118,604   $134,590   $227,424   $106,301
                           ========   ========   ========   ========   ========
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