Form 10-Q
period 2001-03-31
BALLY TOTAL FITNESS HOLDING CORP
filed 2001-05-15
CIK 770944

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the period ended March 31, 2001

or

[ ]	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

Commission file number:   0-27478

BALLY TOTAL FITNESS HOLDING CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	36-3228107

(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

8700 West Bryn Mawr Avenue, Chicago, Illinois	60631

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:    (773) 380-3000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes:   X      No:

As of April 30, 2001, 28,877,148 shares of the registrant’s common stock were outstanding.

BALLY TOTAL FITNESS HOLDING CORPORATION

INDEX

Page
Number
PART I.   FINANCIAL INFORMATION

Item 1.	Financial statements:

Condensed consolidated balance sheet (unaudited)
March 31, 2001 and December 31, 2000	1

Consolidated statement of income (unaudited)
Three months ended March 31, 2001 and 2000	2

Consolidated statement of stockholders' equity (unaudited)
Three months ended March 31, 2001	3

Consolidated statement of cash flows (unaudited)
Three months ended March 31, 2001 and 2000	4

Notes to condensed consolidated financial statements
(unaudited)	6

Item 2.	Management's discussion and analysis of financial
condition and results of operations	9

PART II.   OTHER INFORMATION

Item 6.	Exhibits and reports on Form 8-K	12

SIGNATURE PAGE	13

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

BALLY TOTAL FITNESS HOLDING CORPORATION
Condensed Consolidated Balance Sheet
(Unaudited)
                                                         March 31   December 31
                                                             2001          2000
                                                       ----------   -----------
                                                           (In thousands)
                   ASSETS

Current assets:
  Cash and equivalents                                 $   43,323    $   13,074
  Installment contracts receivable, net                   273,221       286,053
  Other current assets                                     64,773        61,516
                                                       ----------    ----------
    Total current assets                                  381,317       360,643

Installment contracts receivable, net                     267,040       273,421
Property and equipment, less accumulated depreciation
  and amortization of $451,092 and $435,860               572,548       558,277
Intangible assets, less accumulated
  amortization of $74,079 and $72,071                     151,911       153,113
Deferred income taxes                                      62,566        68,115
Deferred membership origination costs                     116,279       114,129
Other assets                                               33,100        32,926
                                                       ----------    ----------
                                                       $1,584,761    $1,560,624
                                                       ==========    ==========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                     $   56,997    $   54,819
  Income taxes payable                                      4,119         3,703
  Deferred income taxes                                    43,135        49,217
  Accrued liabilities                                      72,546        66,566
  Current maturities of long-term debt                     18,538        17,589
  Deferred revenues                                       309,396       306,493
                                                       ----------    ----------
    Total current liabilities                             504,731       498,387

Long-term debt, less current maturities                   604,873       674,349
Other liabilities                                           7,060         7,299
Deferred revenues                                          84,965        82,747
Stockholders' equity                                      383,132       297,842
                                                       ----------    ----------
                                                       $1,584,761    $1,560,624
                                                       ==========    ==========
See accompanying notes.

BALLY TOTAL FITNESS HOLDING CORPORATION
Consolidated Statement of Income
(Unaudited)
                                                             Three months ended
                                                                       March 31
                                                       ------------------------
                                                             2001          2000
                                                       ----------    ----------
                                                            (In thousands,
                                                          except share data)
Net revenues:
  Membership revenues--
    Initial membership fees on financed
      memberships originated                           $  146,201    $  144,462
    Initial membership fees on paid-in-full
      memberships originated                                7,562         6,717
    Dues collected                                         73,181        67,994
    Change in deferred revenues                            (5,121)      (16,301)
                                                       ----------    ----------
                                                          221,823       202,872

  Finance charges earned                                   17,831        16,374
  Products and services                                    36,436        26,615
  Miscellaneous revenue                                     4,246         4,024
                                                       ----------    ----------
                                                          280,336       249,885
Operating costs and expenses:
  Fitness center operations                               124,417       114,838
  Products and services                                    23,121        17,369
  Member processing and collection centers                 10,604        10,828
  Advertising                                              15,859        14,833
  General and administrative                                7,243         7,145
  Provision for doubtful receivables                       48,643        43,407
  Depreciation and amortization                            17,912        15,285
  Change in deferred membership origination costs          (2,150)       (3,633)
                                                       ----------    ----------
                                                          245,649       220,072
                                                       ----------    ----------
Operating income                                           34,687        29,813
Interest income                                               266           490
Interest expense                                          (15,958)      (14,811)
                                                       ----------    ----------
Income before income taxes                                 18,995        15,492
Income tax provision                                         (350)         (225)
                                                       ----------    ----------
Net income                                             $   18,645    $   15,267
                                                       ==========    ==========

Basic earnings per common share                        $     0.75    $     0.65
                                                       ==========    ==========

Diluted earnings per common share                      $     0.65    $     0.56
                                                       ==========    ==========
See accompanying notes.

BALLY TOTAL FITNESS HOLDING CORPORATION
Consolidated Statement of Stockholders' Equity
(Unaudited)
                                  Common stock                                  Unearned
                               -------------------                            compensation     Common       Total
                                             Par    Contributed  Accumulated   (restricted    stock in   stockholders'
                                 Shares     value     capital      deficit        stock)      treasury      equity
                               ----------  -------  -----------  -----------  ------------  -----------  -------------
                                                             (In thousands, except share data)

Balance at December 31, 2000   24,352,946   $  249    $ 508,639   $(188,514)   $ (11,757)    $ (10,775)    $ 297,842

Net income                                                           18,645                                   18,645

Issuance of common stock
  through public offering       2,238,821       22       53,805                                               53,827

Exercise of warrants            2,207,104       22       11,587                                               11,609

Issuance of common stock
  under stock purchase
  and option plans                 79,018        1        1,447                                                1,448

Other                             (11,361)                 (344)                     105                        (239)
                               ----------   ------    ---------   ---------    ---------     ---------     ---------

Balance at March 31, 2001      28,866,528   $  294    $ 575,134   $(169,869)   $ (11,652)    $ (10,775)    $ 383,132
                               ==========   ======    =========   =========    =========     =========     =========
See accompanying notes.

BALLY TOTAL FITNESS HOLDING CORPORATION
Consolidated Statement of Cash Flows
(Unaudited)
                                                             Three months ended
                                                                       March 31
                                                       ------------------------
                                                             2001          2000
                                                       ----------    ----------
                                                             (In thousands)
OPERATING:
  Net income                                           $   18,645    $   15,267
  Adjustments to reconcile to cash provided--
    Depreciation and amortization, including
      amortization included in interest expense            18,848        16,372
    Provision for doubtful receivables                     48,643        43,407
    Change in operating assets and liabilities            (23,599)      (57,078)
                                                       ----------    ----------
      Cash provided by operating activities                62,537        17,968

INVESTING:
  Purchases and construction of property
    and equipment                                         (23,569)      (32,071)
  Acquisitions of businesses                               (1,055)       (1,900)
                                                       ----------    ----------
      Cash used in investing activities                   (24,624)      (33,971)

FINANCING:
  Debt transactions--
    Net borrowings (repayments) under revolving
      credit agreement                                    (69,500)        4,500
    Net repayments of other long-term debt                 (5,048)       (3,272)
                                                       ----------    ----------
      Cash provided by (used in) debt transactions        (74,548)        1,228

  Equity transactions--
    Proceeds from issuance or common stock
      through public offering                              53,827
    Exercise of warrants                                   11,609
    Proceeds from issuance of common stock under
      stock purchase and option plans                       1,448           836
                                                       ----------    ----------
      Cash provided by (used in) financing activities      (7,664)        2,064
                                                       ----------    ----------

Increase (decrease) in cash and equivalents                30,249       (13,939)
Cash and equivalents, beginning of period                  13,074        23,450
                                                       ----------    ----------
Cash and equivalents, end of period                    $   43,323    $    9,511
                                                       ==========    ==========
See accompanying notes.

BALLY TOTAL FITNESS HOLDING CORPORATION
Consolidated Statement of Cash Flows — (continued)
(Unaudited)
                                                             Three months ended
                                                                       March 31
                                                       ------------------------
                                                             2001          2000
                                                       ----------    ----------
                                                            (In thousands)
SUPPLEMENTAL CASH FLOWS INFORMATION:

Changes in operating assets and liabilities,
  were as follows--
    Increase in installment contracts receivable       $  (29,562)   $  (74,875)
    Increase in other current and other assets             (4,676)       (3,462)
    Increase in deferred membership origination costs      (2,150)       (3,633)
    Increase in accounts payable                            2,178           374
    Decrease in income taxes payable                         (117)          (25)
    Increase in accrued and other liabilities               5,607         8,242
    Increase in deferred revenues                           5,121        16,301
                                                       ----------    ----------
                                                       $  (23,599)   $  (57,078)
                                                       ==========    ==========

Cash payments for interest and income taxes
  were as follows--
    Interest paid                                      $    8,890    $    7,120
    Interest capitalized                                   (1,031)         (695)
    Income taxes paid, net                                    467           248

Investing and financing activities exclude the
  following non-cash transactions--
    Acquisition of property and equipment
      through capital leases/borrowings                $    5,977    $    5,734
See accompanying notes.

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements
(All dollar amounts in thousands)
(Unaudited)

Basis of presentation

       The accompanying condensed consolidated financial statements include the accounts of Bally Total Fitness Holding Corporation (the "Company") and the subsidiaries that it controls. The Company, through its subsidiaries, is a commercial operator of fitness centers in North America with approximately 385 facilities concentrated in 28 states and Canada. The Company operated in one industry segment, and all significant revenues arise from the commercial operation of fitness centers, primarily in major metropolitan markets in the United States and Canada. Unless otherwise specified in the text, references to the Company include the Company and its subsidiaries. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

       All adjustments have been recorded which are, in the opinion of management, necessary for a fair presentation of the condensed consolidated balance sheet of the Company at March 31, 2001, its consolidated statements of income and cash flows for the three months ended March 31, 2001 and 2000, and its consolidated statement of stockholders’ equity for the three months ended March 31, 2001. All such adjustments were of a normal recurring nature.

       The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles which require the Company’s management to make estimates and assumptions that affect the amounts reported therein. Actual results could vary from such estimates. In addition, certain reclassifications have been made to prior period financial statements to conform with the 2001 presentation.

Seasonal factors

       The Company’s operations are subject to seasonal factors and, therefore, the results of operations for the three months ended March 31, 2001 and 2000 are not necessarily indicative of the results of operations for the full year.

Installment contracts receivable

                                                         March 31   December 31
                                                             2001          2000
                                                       ----------   -----------
Current:
  Installment contracts receivable                     $  392,469    $  403,777
  Unearned finance charges                                (48,413)      (49,601)
  Allowance for doubtful receivables
    and cancellations                                     (70,835)      (68,123)
                                                       ----------    ----------
                                                       $  273,221    $  286,053
                                                       ==========    ==========
Long-term:
  Installment contracts receivable                     $  355,475    $  361,812
  Unearned finance charges                                (23,654)      (24,237)
  Allowance for doubtful receivables
    and cancellations                                     (64,781)      (64,154)
                                                       ----------    ----------
                                                       $  267,040    $  273,421
                                                       ==========    ==========

Allowance for doubtful receivables and cancellations

                                                             Three months ended
                                                                       March 31
                                                       ------------------------
                                                             2001          2000
                                                       ----------    ----------

Balance at beginning of period                         $  132,277    $  126,038
Contract cancellations and write-offs of
  uncollectible amounts, net of recoveries                (87,636)      (76,204)
Provision for cancellations
  (classified as a direct reduction of revenues)           42,332        49,995
Provision for doubtful receivables                         48,643        43,407
                                                       ----------    ----------
Balance at end of period                               $  135,616    $  143,236
                                                       ==========    ==========

Earnings per common share

       Basic earnings per common share for each period is computed based on the weighted average number of shares of common stock outstanding of 24,816,783 in 2001 and 23,570,467 in 2000. Diluted earnings per common share for each period includes the addition of common stock equivalents of 3,935,644 and 3,794,965 in 2001 and 2000, respectively. Common stock equivalents represent the dilutive effect of the assumed exercise of outstanding warrants and stock options.

Income taxes

       As a result of the Company’s improved operating results and trends, the Company continues to evaluate the need for its approximate $105 million valuation allowance offsetting the deferred tax assets that otherwise arise from its approximate $450 million of tax loss carryforwards. As required by Financial Accounting Standard No. 109, Accounting for Income Taxes, management expects, during the current year, to complete its re-evaluation of the tax valuation allowance and determine an appropriate amount, if any, to be reversed. Any reversal of the tax valuation allowance will be reflected as a reduction of the income tax provision, therefore increasing net income.

New accounting pronouncements

       The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which requires companies to recognize all derivatives as either assets or liabilities in the balance sheet and measure such instruments at fair value. The Company has adopted SFAS 133, as amended, as of January 1, 2001. There has been no impact on the Company’s consolidated financial statements resulting from the adoption of SFAS 133, as amended.

BALLY TOTAL FITNESS HOLDING CORPORATION

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Comparison of the Three Months Ended March 31, 2001 and 2000

       Net revenue for the first quarter of 2001 was $280.3 million compared to $249.8 million in 2000, an increase of $30.5 million (12%). Net revenues from comparable fitness centers increased 9%. This increase in net revenues resulted from the following:

  Initial membership fees recognized, including the impact of deferral accounting, increased $12.8 million (9%), versus the prior year quarter. Membership unit sales were approximately flat with prior year, while the weighted-average selling price of full memberships increased 3%. As a result, membership fees originated increased $2.6 million (2%). Membership unit sales were reduced by a number of factors including the implementation of a new consumer-oriented sales process which has resulted in fewer cancellations, persistent severe weather in a number of our major markets, an earthquake, rolling blackouts in California, and one less retail day in February 2001.

  Dues collected increased $5.2 million (8%) from the 2000 quarter, reflecting both continued improvements in member retention and pricing strategies, as well as a growing proportion of dues from newly originated memberships.

  Finance charges earned during the first quarter of 2001 increased $1.5 million (9%) compared to the 2000 quarter, due to the growth in the average portfolio balance prior to the sale of a portion of the portfolio in March 2001. Membership receivables written off in the current period, as a percent of average membership receivables, was consistent with prior periods. The percentage of accounts current with all contractual payments was 89% at the end of both periods. The average interest rate for finance charges to members was substantially unchanged between the periods.

  Products and services revenue increased $9.8 million (37%) over the 2000 quarter, primarily reflecting the continued growth of personal training services and nutritional and other retail products.

  Miscellaneous revenue increased 6% over the 2000 quarter, primarily reflecting additional revenue from co-marketing partnerships.

       The weighted average number of fitness centers increased to 385 in the first quarter of 2001 from 366 in the first quarter of 2000, including an increase in the weighted-average number of centers operating under our four upscale brands, which are modeled on smaller membership volumes, from 34 to 36.

       Operating income for the first quarter of 2001 was $34.7 million compared to $29.8 million in 2000. The increase of $4.9 million (16%) was due to a $30.5 million (12%) increase in net revenue, offset, in part, by an increase in operating costs and expenses of $23.0 million (11%) and a $2.6 million increase in depreciation and amortization. The operating margin before depreciation and amortization increased to 19% from 18% for the 2000 quarter. Excluding the provision for doubtful receivables, depreciation and amortization and the effect of deferral accounting, operating costs and expenses increased $16.2 million (10%) from 2000. Fitness center operating expenses increased $9.6 million (8%) due principally to incremental costs of operating additional fitness centers. Products and services expenses increased $5.8 million (33%) to support the revenue growth of product and service offerings. Operating income from products and services increased to $13.3 million from $9.2 million in the prior year quarter, with an operating margin of 37% in 2001 compared to 35% in the 2000 quarter. Member processing and collection center expenses were substantially unchanged from the prior year quarter. Advertising expenses increased 7% compared to the prior year supporting clubs in new markets. General and administrative expenses were substantially unchanged from the prior year quarter. Depreciation and amortization expense increased $2.6 million (17%) largely as a result of the significant additions to property and equipment during the past two years.

       The provision for doubtful receivables, including the provision for cancellations which is reported in the financial statements as a direct reduction of initial membership fees on financed memberships originated, totaled 41% of the gross financed portion of new membership fees originated in both periods. However, the provision for cancellations for the 2001 quarter was 19% compared to 21% for the first quarter of 2000 reflecting the significantly improved experience of actual cancellations from sales during the March 2001 quarter. Notwithstanding this improvement, which may have residual positive effects, the provision for doubtful receivables for the first quarter of 2001 was increased to offset this improvement and maintain a combined provision rate of 41%. The Company believes it is prudent to measure sustained collection improvements over a longer period before changing the overall provision rate.

       Deferral accounting reduced earnings by $3.0 million for 2001 compared to a reduction of $12.7 million for 2000. The improvement from the prior year quarter reflects the net impact of an increase of $11.2 million in recognized revenues from member origination fees and dues offset by an increase of $1.5 million in the net expense recognition.

       Interest expense was $16.0 million for the first quarter of 2001 compared to $14.8 million in 2000. The $1.2 million increase was due to higher average levels of debt outstanding during the first quarter of 2001 as compared to 2000.

       The income tax provisions for the first quarter of 2001 and 2000 reflect state income taxes only. The federal provisions were offset by the utilization of prior years’ net operating losses.

Liquidity and Capital Resources

       In March 2001, we sold 2,238,821 shares of our common stock to the public and the Estate of Arthur M. Goldberg, our former Chairman, exercised an outstanding warrant to purchase 2,207,104 shares of common stock. We received net proceeds from these transactions of approximately $65 million, which was used principally to reduce bank debt.

       Also in March 2001, we sold to a major financial institution approximately 8% of our receivables portfolio at net book value. We received initial proceeds of approximately $45 million from this transaction, and used the proceeds to reduce debt.

       Cash flow from operating activities was $62.5 million in the 2001 quarter compared to $18.0 million in the 2000 quarter. Exclusive of the proceeds from the sale of a portion of our receivables portfolio, net of the foregone principal and interest collections on these receivables, cash from operating activities for the March 2001 quarter was $21.1 million, an 18% increase over the prior year quarter.

       Our bank credit facility, dated November 10, 1999, provides up to $175.0 million of availability consisting of a five-year $75.0 million term loan and a $100.0 million three-year revolving credit facility. The amount available under the revolving credit facility is reduced by any outstanding letters of credit, which cannot exceed $30.0 million. As of March 31, 2001, our $100 million revolving credit line was unused and we had outstanding letters of credit totaling $4.6 million. The $75.0 million term loan is repayable in 19 quarterly installments, commencing March 31, 2000, of $250,000, with a final installment of $70.3 million due in November 2004. We have no scheduled principal payments under our subordinated debt until October 2007, and the principal amount of the certificates under our securitization facility remains fixed at $160.0 million through July 2001. Our debt service requirements, including interest, through March 31, 2002, are approximately $76.4 million. We believe that we will be able to satisfy these requirements for debt service, capital expenditures and any stock repurchases, out of available cash balances, cash flow from operations and borrowings on the revolving credit facility. It is anticipated that we will either refinance our securitization facility or complete further bulk sales of a portion of our accounts receivable portfolio prior to year-end, although there can be no assurance we will be able to complete these transactions.

       We are authorized to repurchase up to 1,500,000 shares of our common stock on the open market from time to time. We have repurchased 625,100 shares at an average price of $18 per share. No purchases have been made since November 1999.

       During the first three months of 2001, we invested approximately $23.6 million in property and equipment, including approximately $15.0 million related to new fitness centers and $2.0 million related to major upgrades and expansions, including new equipment, of existing fitness centers.

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

BALLY TOTAL FITNESS HOLDING CORPORATION

PART II.   OTHER INFORMATION

Item 6.   Exhibits and reports on Form 8-K

(b)	Reports on Form 8-K:

Financial
Date	Items	Statements

February 7, 2001	#5 and #7	None
February 14, 2001	#5 and #7	None
February 22, 2001	#5 and #7	None

BALLY TOTAL FITNESS HOLDING CORPORATION

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALLY TOTAL FITNESS HOLDING CORPORATION

Registrant

/s/ John W. Dwyer

John W. Dwyer
Executive Vice President, Chief Financial Officer and Treasurer
(principal financial officer)

Dated: May 15, 2001