Form 10-Q
period 2001-06-30
BALLY TOTAL FITNESS HOLDING CORP
filed 2001-08-14
CIK 770944

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the period ended June 30, 2001

or

[ ]	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

Commission file number:   0-27478

BALLY TOTAL FITNESS HOLDING CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	36-3228107

(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

8700 West Bryn Mawr Avenue, Chicago, Illinois	60631

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:    (773) 380-3000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes:   X      No:

As of July 31, 2001, 28,967,820 shares of the registrant’s common stock were outstanding.

BALLY TOTAL FITNESS HOLDING CORPORATION

INDEX

Page
Number
PART I.   FINANCIAL INFORMATION

Item 1.	Financial statements:

Condensed consolidated balance sheet (unaudited)
June 30, 2001 and December 31, 2000	1

Consolidated statement of income (unaudited)
Three months ended June 30, 2001 and 2000	2

Consolidated statement of income (unaudited)
Six months ended June 30, 2001 and 2000	3

Consolidated statement of stockholders' equity (unaudited)
Six months ended June 30, 2001	4

Consolidated statement of cash flows (unaudited)
Six months ended June 30, 2001 and 2000	5

Notes to condensed consolidated financial statements
(unaudited)	7

Item 2.	Management's discussion and analysis of financial
condition and results of operations	10

PART II.   OTHER INFORMATION

Item 4.	Submission of matters to a vote of security holders	14

Item 6.	Exhibits and reports on Form 8-K	14

SIGNATURE PAGE	15

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

BALLY TOTAL FITNESS HOLDING CORPORATION
Condensed Consolidated Balance Sheet
(Unaudited)
                                                          June 30   December 31
                                                             2001          2000
                                                       ----------   -----------
                                                            (In thousands)
                   ASSETS

Current assets:
  Cash and equivalents                                 $   12,137    $   13,074
  Installment contracts receivable, net                   293,347       286,053
  Other current assets                                     66,160        61,516
                                                       ----------    ----------
    Total current assets                                  371,644       360,643

Installment contracts receivable, net                     275,549       273,421
Property and equipment, less accumulated
  depreciation and amortization
  of $460,600 and $435,860                                588,417       558,277
Intangible assets, less accumulated
  amortization of $76,130 and $72,071                     151,081       153,113
Deferred income taxes                                      58,904        68,115
Deferred membership origination costs                     117,747       114,129
Other assets                                               35,316        32,926
                                                       ----------    ----------
                                                       $1,598,658    $1,560,624
                                                       ==========    ==========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                     $   53,158    $   54,819
  Income taxes payable                                      3,375         3,703
  Deferred income taxes                                    39,263        49,217
  Accrued liabilities                                      70,007        66,566
  Current maturities of long-term debt                     20,192        17,589
  Deferred revenues                                       305,489       306,493
                                                       ----------    ----------
    Total current liabilities                             491,484       498,387

Long-term debt, less current maturities                   613,949       674,349
Other liabilities                                           6,841         7,299
Deferred revenues                                          83,220        82,747
Stockholders' equity                                      403,164       297,842
                                                       ----------    ----------
                                                       $1,598,658    $1,560,624
                                                       ==========    ==========

See accompanying notes.

BALLY TOTAL FITNESS HOLDING CORPORATION
Consolidated Statement of Income
(Unaudited)
                                                             Three months ended
                                                                        June 30
                                                       ------------------------
                                                             2001          2000
                                                       ----------    ----------
                                           (In thousands, except per share data)
Net revenues:
  Membership revenues--
    Initial membership fees on financed
      memberships originated                           $  137,381    $  134,621
    Initial membership fees on paid-in-full
      memberships originated                                5,793         5,624
    Dues collected                                         72,808        71,752
    Change in deferred revenues                             5,652        (5,882)
                                                       ----------    ----------
                                                          221,634       206,115

  Finance charges earned                                   17,323        17,103
  Products and services                                    37,564        26,765
  Miscellaneous revenue                                     4,761         2,750
                                                       ----------    ----------
                                                          281,282       252,733
Operating costs and expenses:
  Fitness center operations                               125,577       117,845
  Products and services                                    23,636        17,665
  Member processing and collection centers                 10,556        11,053
  Advertising                                              16,558        14,077
  General and administrative                                6,956         6,674
  Provision for doubtful receivables                       47,409        40,352
  Depreciation and amortization                            17,969        15,662
  Change in deferred membership origination costs          (1,468)       (2,279)
                                                       ----------    ----------
                                                          247,193       221,049
                                                       ----------    ----------
Operating income                                           34,089        31,684
Interest income                                               218           445
Interest expense                                          (14,675)      (16,009)
                                                       ----------    ----------
Income before income taxes                                 19,632        16,120
Income tax provision                                         (400)         (250)
                                                       ----------    ----------
Net income                                             $   19,232    $   15,870
                                                       ==========    ==========

Basic earnings per common share                        $     0.67    $     0.67
                                                       ==========    ==========

Diluted earnings per common share                      $     0.63    $     0.58
                                                       ==========    ==========

See accompanying notes.

BALLY TOTAL FITNESS HOLDING CORPORATION
Consolidated Statement of Income
(Unaudited)
                                                               Six months ended
                                                                        June 30
                                                       ------------------------
                                                             2001          2000
                                                       ----------    ----------
                                           (In thousands, except per share data)
Net revenues:
  Membership revenues--
    Initial membership fees on financed
      memberships originated                           $  283,582    $  279,083
    Initial membership fees on paid-in-full
      memberships originated                               13,355        12,341
    Dues collected                                        145,989       139,746
    Change in deferred revenues                               531       (22,183)
                                                       ----------    ----------
                                                          443,457       408,987

  Finance charges earned                                   35,154        33,477
  Products and services                                    74,000        53,380
  Miscellaneous revenue                                     9,007         6,774
                                                       ----------    ----------
                                                          561,618       502,618
Operating costs and expenses:
  Fitness center operations                               249,994       232,683
  Products and services                                    46,757        35,034
  Member processing and collection centers                 21,160        21,881
  Advertising                                              32,417        28,910
  General and administrative                               14,199        13,819
  Provision for doubtful receivables                       96,052        83,759
  Depreciation and amortization                            35,881        30,947
  Change in deferred membership origination costs          (3,618)       (5,912)
                                                       ----------    ----------
                                                          492,842       441,121
                                                       ----------    ----------
Operating income                                           68,776        61,497
Interest income                                               484           935
Interest expense                                          (30,633)      (30,820)
                                                       ----------    ----------
Income before income taxes                                 38,627        31,612
Income tax provision                                         (750)         (475)
                                                       ----------    ----------
Net income                                             $   37,877    $   31,137
                                                       ==========    ==========

Basic earnings per common share                        $     1.42    $     1.31
                                                       ==========    ==========

Diluted earnings per common share                      $     1.28    $     1.13
                                                       ==========    ==========

See accompanying notes.

BALLY TOTAL FITNESS HOLDING CORPORATION
Consolidated Statement of Stockholders' Equity
(Unaudited)
                                  Common stock                                  Unearned
                               -------------------                            compensation     Common       Total
                                             Par    Contributed  Accumulated   (restricted    stock in   stockholders'
                                 Shares     value     capital      deficit        stock)      treasury      equity
                               ----------  -------  -----------  -----------  ------------  -----------  -------------
                                                             (In thousands, except share data)

Balance at December 31, 2000   24,352,946   $  249    $ 508,639   $(188,514)   $ (11,757)    $ (10,775)    $ 297,842

Net income                                                           37,877                                   37,877

Issuance of common stock
  through public offering       2,238,821       22       53,805                                               53,827

Exercise of warrants            2,207,104       22       11,587                                               11,609

Issuance of common stock
  under stock purchase
  and option plans                175,853        2        2,246                                                2,248

Other                             (11,361)                 (344)                     105                        (239)
                               ----------   ------    ---------   ---------    ---------     ---------     ---------

Balance at June 30, 2001       28,963,363   $  295    $ 575,933   $(150,637)   $ (11,652)    $ (10,775)    $ 403,164
                               ==========   ======    =========   =========    =========     =========     =========

See accompanying notes.

BALLY TOTAL FITNESS HOLDING CORPORATION
Consolidated Statement of Cash Flows
(Unaudited)
                                                               Six months ended
                                                                        June 30
                                                       ------------------------
                                                             2001          2000
                                                       ----------    ----------
                                                            (In thousands)
Operating:
  Net income                                           $   37,877    $   31,137
  Adjustments to reconcile to cash provided--
    Depreciation and amortization, including
      amortization included in interest expense            37,753        33,122
    Provision for doubtful receivables                     96,052        83,759
    Change in operating assets and liabilities           (118,502)     (125,264)
                                                       ----------    ----------
      Cash provided by operating activities                53,180        22,754

Investing:
  Purchases and construction of property and
    equipment                                             (47,966)      (57,245)
  Acquisitions of businesses and other                     (2,379)       (3,327)
                                                       ----------    ----------
      Cash used in investing activities                   (50,345)      (60,572)

Financing:
  Debt transactions--
    Net borrowings (repayments) under revolving
      credit agreement                                    (61,500)       36,500
    Net repayments of other long-term debt                 (9,956)       (9,379)
                                                       ----------    ----------
      Cash provided by (used in) debt transactions        (71,456)       27,121

  Equity transactions--
    Proceeds from issuance of common stock
      through public offering                              53,827
    Proceeds from exercise of warrants                     11,609
    Proceeds from issuance of common stock under
      stock purchase and options plans                      2,248         1,555
                                                       ----------    ----------
      Cash provided by (used in) financing activities      (3,772)       28,676
                                                       ----------    ----------

Decrease in cash and equivalents                             (937)       (9,142)
Cash and equivalents, beginning of period                  13,074        23,450
                                                       ----------    ----------
Cash and equivalents, end of period                    $   12,137    $   14,308
                                                       ==========    ==========

See accompanying notes.

BALLY TOTAL FITNESS HOLDING CORPORATION
Consolidated Statement of Cash Flows — (continued)
(Unaudited)
                                                               Six months ended
                                                                        June 30
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
    Increase in installment contracts receivable       $ (105,606)   $ (140,926)
    Increase in other current and other assets             (8,864)       (3,312)
    Increase in deferred membership origination costs      (3,618)       (5,912)
    Decrease in accounts payable                           (1,661)       (1,051)
    Decrease in income taxes payable                         (678)         (445)
    Increase in accrued and other liabilities               2,456         4,199
    Increase (decrease) in deferred revenues                 (531)       22,183
                                                       ----------    ----------
                                                       $ (118,502)   $ (125,264)
                                                       ==========    ==========

Cash payments for interest and income taxes
  were as follows--
    Interest paid                                      $   31,353    $   29,752
    Interest capitalized                                   (2,197)       (1,249)
    Income taxes paid, net                                  1,428           920

Investing and financing activities exclude the
  following non-cash transactions--
    Acquisitions of businesses with common stock                     $    8,950
    Acquisitions of property and equipment
      through capital leases/borrowings                $   13,573         9,652
    Debt, including assumed debt, related to
      acquisitions of buinesses                                           7,577

See accompanying notes.

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements
(All dollar amounts in thousands)
(Unaudited)

Basis of presentation

       The accompanying condensed consolidated financial statements include the accounts of Bally Total Fitness Holding Corporation (the “Company”) and the subsidiaries that it controls. The Company, through its subsidiaries, is a commercial operator of fitness centers in North America with nearly 400 facilities concentrated in 28 states and Canada. The Company operated in one industry segment, and all significant revenues arise from the commercial operation of fitness centers, primarily in major metropolitan markets in the United States and Canada. Unless otherwise specified in the text, references to the Company include the Company and its subsidiaries. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

       All adjustments have been recorded which are, in the opinion of management, necessary for a fair presentation of the condensed consolidated balance sheet of the Company at June 30, 2001, its consolidated statements of income for the three and six months ended June 30, 2001 and 2000, its consolidated statement of stockholders’ equity for the six months ended June 30, 2001, and its consolidated statements of cash flows for the six months ended June 30, 2001 and 2000. All such adjustments were of a normal recurring nature.

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

Seasonal factors

       The Company’s operations are subject to seasonal factors and, therefore, the results of operations for the six months ended June 30, 2001 and 2000 are not necessarily indicative of the results of operations for the full year.

Installment contracts receivable

                                                         June 30   December 31
                                                             2001          2000
                                                       ----------   -----------
Current:
  Installment contracts receivable                     $  413,802    $  403,777
  Unearned finance charges                                (51,395)      (49,601)
  Allowance for doubtful receivables and
    cancellations                                         (69,060)      (68,123)
                                                       ----------    ----------
                                                       $  293,347    $  286,053
                                                       ==========    ==========
Long-term:
  Installment contracts receivable                     $  376,516    $  361,812
  Unearned finance charges                                (25,115)      (24,237)
  Allowance for doubtful receivables and
    cancellations                                         (75,852)      (64,154)
                                                       ----------    ----------
                                                       $  275,549    $  273,421
                                                       ==========    ==========

Allowance for doubtful receivables and cancellations

                                          Three months ended           Six months ended
                                                     June 30                    June 30
                                   -------------------------  -------------------------
                                          2001          2000         2001          2000
                                   -----------   -----------  -----------   -----------

Balance at beginning of period     $   135,616   $   143,236  $   132,277   $   126,038
Contract cancellations and
  write-offs of uncollectible
  amounts, net of recoveries           (78,947)      (77,983)    (166,583)     (154,187)
Provision for cancellations
  (classified as a direct
  reduction of revenues)                40,834        46,352       83,166        96,347
Provision for doubtful
  receivables                           47,409        40,352       96,052        83,759
                                   -----------   -----------  -----------   -----------
Balance at end of period           $   144,912   $   151,957  $   144,912   $   151,957
                                   ===========   ===========  ===========   ===========

Earnings per common share

       Basic earnings per common share for each period is computed based on the weighted average number of shares of common stock outstanding of 28,620,179 and 23,816,907 for the three months ended June 30, 2001 and 2000, respectively, and 26,728,988 and 23,693,687 for the six months ended June 30, 2001 and 2000, respectively. Diluted earnings per common share for each period includes the addition of common stock equivalents of 1,961,111 and 3,738,812 for the three months ended June 30, 2001 and 2000, respectively, and 2,941,009 and 3,777,161 for the six months ended June 30, 2001 and 2000, respectively. Common stock equivalents represent the dilutive effect of the assumed exercise of outstanding warrants and stock options.

Income taxes

       As a result of the Company's improved operating results and trends, the Company continues to evaluate the need for its approximate $100,000 valuation allowance offsetting the deferred tax assets that otherwise arise from its approximate $440,000 of tax loss carryforwards. As required by Financial Accounting Standard No. 109, Accounting for Income Taxes, management expects, during the third quarter of 2001, to complete its re-evaluation of the tax valuation allowance and determine an appropriate amount to be reversed. The Company believes this reduction will range between $15,000 to $25,000. Any reversal of the tax valuation allowance will be reflected as a reduction of the income tax provision, therefore increasing net income.

New accounting pronouncements

       The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which requires companies to recognize all derivatives as either assets or liabilities in the balance sheet and measure such instruments at fair value. The Company has adopted SFAS 133, as amended, as of January 1, 2001. There has been no impact on the Company's consolidated financial statements resulting from the adoption of SFAS 133, as amended.

BALLY TOTAL FITNESS HOLDING CORPORATION

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Comparison of the Three Months Ended June 30, 2001 and 2000

       Net revenue for the second quarter of 2001 was $281.3 million compared to $252.7 million in 2000, an increase of $28.5 million (11%). Net revenues from comparable fitness centers increased 8%. This increase in net revenues resulted from the following:

  New membership units sold increased 2% over the prior year period while the weighted-average selling price of membership contracts sold was generally unchanged compared to last year as a result of the continued availability of a selection of shorter-term and seasonal membership programs designed to attract incremental members with lower average initiation fees than the Company’s full membership plans. As a result, membership fees originated increased $2.9 million (2%). After deferral accounting, revenues from initial membership fees grew $8.6 million or 6% over the prior year's quarter.

  Dues collected increased $1.1 million over the prior year period despite the unusually high prepayments as reported during last year’s second quarter, reflecting continued improvements in member retention and pricing trends. Total dues revenue included in income, net of changes in prepaid dues, increased by $6.9 million (10%) as a result of a $5.8 million increase in deferred dues revenue, related to the aforementioned prepayments, realized over the prior year quarter.

  Finance charges earned during the second quarter of 2001 were up 1% compared to the 2000 quarter reflecting continued growth in member receivables, notwithstanding the impact of the March 2001 sale of approximately 8% of the Company’s receivable portfolio to a major financial institution. Membership receivables written off in the current period, as a percent of average membership receivables, was consistent with prior periods. The percentage of accounts current with all contractual payments, which varies seasonally, was 88% at the end of both periods. The average interest rate for finance charges to members was substantially unchanged between the periods.

  Products and services revenue increased $10.8 million (40%) over the 2000 quarter, primarily reflecting the continued growth of personal training services and nutritional and other retail product sales.

  Miscellaneous revenue increased $2.0 million over the 2000 quarter, primarily reflecting additional revenue from co-marketing partnerships.

       The weighted-average number of fitness centers increased to 386 in the second quarter of 2001 from 375 in the second quarter of 2000, an increase of 3%, including an increase in the weighted-average number of centers operating under the Company's four upscale brands from 34 to 37.

       Operating income for the second quarter of 2001 was $34.1 million compared to $31.7 million in 2000. The increase of $2.4 million (8%) was due to a $28.5 million (11%) increase in net revenue, offset, in part, by an increase in operating costs and expenses of $23.8 million (12%) and a $2.3 million increase in depreciation and amortization. The operating margin before depreciation and amortization was 19% in each period. The 2001 margin was negatively impacted by 2% as a result of higher energy costs and the lower margins associated with a greater number of new clubs opened over the previous 12 months. Excluding the provision for doubtful receivables, depreciation and amortization and the effect of deferral accounting, operating costs and expenses increased $16.0 million (10%) from 2000. Fitness center operating expenses increased $7.7 million (7%) due principally to incremental costs of operating new fitness centers and higher energy costs. Products and services expenses increased $6.0 million (34%) to support the revenue growth of product and service offerings. Operating income from products and services increased to $13.9 million from $9.1 million in the prior year quarter, with an operating margin of 37% in 2001 compared to 34% in the 2000 quarter. Member processing and collection center expenses decreased $.5 million as a result of an expense reimbursement from servicing fees associated with servicing the portion of the receivable portfolio that was sold in March 2001 to a major financial institution. Advertising expenses increased $2.5 million (18%) compared to the prior year due to a change in advertising strategy to reach new segments of prospective customers and to support clubs in new markets. General and administrative expenses increased 4% compared to the prior year quarter to support the Company’s overall growth. Depreciation and amortization expense increased $2.3 million (15%) as a result of increased expenditures for property and equipment and acquired fitness centers during the past two years.

       The provision for doubtful receivables combined with the provision for cancellations, which is reported in the financial statements as a direct reduction of initial membership fees on financed memberships originated, totaled 41% of the gross financed portion of originations for both periods. However, the provision for cancellations for the 2001 quarter was 19% compared to 21% for the second quarter of 2000 reflecting the continued improvement in the experience of actual cancellations from sales during the June 2001 quarter. Notwithstanding this improvement, which may have residual positive effects, the provision for doubtful receivables for the second quarter of 2001 was increased to offset this improvement and maintain a combined provision rate of 41%. The Company believes it is prudent to measure sustained collection improvements over a longer period before changing the overall provision rate.

       Excluding the aforementioned decrease in prepaid dues, deferral accounting increased earnings by $5.5 million for 2001 compared to an increase in earnings of $.6 million in 2000.

       Interest expense was $14.7 million for the second quarter of 2001 compared to $16.0 million in 2000. The $1.3 million decrease was primarily due to lower average levels of debt outstanding during the 2001 period as compared to 2000.

       The income tax provisions for the second quarters of 2001 and 2000 reflect state income taxes only. The federal provisions were offset by the utilization of prior years’ net operating losses.

Comparison of the Six Months Ended June 30, 2001 and 2000

       Net revenue for the first six months of 2001 was $561.6 million compared to $502.6 million in 2000, an increase of $59.0 million (12%). Net revenues from comparable fitness centers increased 9%. This increase in revenues resulted from the following:

  New membership units sold increased 1% over the prior year period while the weighted-average selling price of membership contracts sold increased 1% as a result of the continued availability of a selection of shorter-term and seasonal membership programs. As a result, membership fees originated increased $5.5 million (2%). After deferral accounting, revenues from initial membership fees grew $22.7 million or 8% over the prior year period.

  Dues collected increased $6.2 million (4%) from the 2000 period despite the unusually high prepayments as reported during last year’s period, reflecting continued improvements in member retention and pricing trends. Total dues revenue included in income, net of changes in prepaid dues, increased by $11.8 million (9%) in part as a result of a $5.6 million increase in deferred dues revenue, related to the aforementioned prepayments, realized over the prior year period.

  Finance charges earned during the first six months of 2001 increased $1.7 million (5%) compared to the 2000 period reflecting continued growth in member receivables, notwithstanding the impact of the March 2001 sale of appropriately 8% of the Company’s receivable portfolio to a major financial institution. Membership receivables written off in the current period, as a percent of average membership receivables, was consistent with prior periods. The average interest rate for finance charges to members was substantially unchanged between the periods.

  Products and services revenue increased $20.6 million (39%) from the 2000 period, primarily reflecting the continued growth of personal training services and nutritional and other retail product sales.

  Miscellaneous revenue increased $2.2 million (33%) over the 2000 period, primarily reflecting additional revenue from co-marketing partnerships.

       The weighted-average number of fitness centers increased to 385 in the first six months of 2001 from 371 in 2000, an increase of 4%, including an increase in the weighted-average number of centers operating under the Company's four upscale brands from 34 to 36.

       Operating income for the first six months of 2001 was $68.8 million compared to $61.5 million in 2000. The increase of $7.3 million (12%) was due to a $59.0 million (12%) increase in net revenue, offset, in part, by an increase in operating costs and expenses of $46.8 million (11%) and a $4.9 million increase in depreciation and amortization. The operating margin before depreciation and amortization increased to 19% for the first six months of 2001 from 18% for the 2000 period. The 2001 margin was negatively impacted by 2% as a result of higher energy costs and the lower margins associated with a greater number of new clubs opened over the previous 12 months. Excluding the provision for doubtful receivables, depreciation and amortization and the effect of deferral accounting, operating costs and expenses increased $32.2 million (10%) from 2000. Fitness center operating expenses increased $17.3 million (7%) due principally to incremental costs of operating new fitness centers and higher energy costs. Products and services expenses increased $11.7 million (33%) to support the revenue growth of product and service offerings. Operating income from products and services, increased to $27.2 million from $18.3 million in the prior year period, with an operating margin of 37% in 2001 compared to 34% in the 2000 period. Member processing and collection center expenses decreased $.7 million as a result of an expense reimbursement from servicing fees associated with servicing the portion of the receivable portfolio that was sold in March 2001 to a major financial institution. Advertising expenses increased $3.5 million (12%) compared to the prior year due to a change in advertising strategy to reach new segments of prospective customers and to support clubs in new markets. General and administrative expenses increased 3% compared to the prior year period to support the Company's overall growth. Depreciation and amortization expense increased $4.9 million (16%) largely as a result of increased expenditures for property and equipment and acquired fitness centers during the past two years.

       The provision for doubtful receivables combined with the provision for cancellations, which is reported in the financial statements as a direct reduction of initial membership fees on financed memberships originated, totaled 41% of the gross financed portion of originations for both periods. However, the provision for cancellations for the six months ended June 30, 2001 was 19% compared to 21% for the six months ended June 30, 2000 reflecting the continued improvement in the experience of actual cancellations from sales during the 2001 period. Notwithstanding this improvement, which may have residual positive effects, the provision for doubtful receivables for the six months ended June 30, 2001 was increased to offset this improvement and maintain a combined provision rate of 41%.

       Excluding the aforementioned decrease in prepaid dues, deferral accounting increased earnings by $1.9 million for 2001 compared to a reduction in earnings of $12.9 million in 2000.

       Interest expense was $30.6 million for the first six months of 2001 compared to $30.8 million in 2000.

       The income tax provisions for the first six months of 2001 and 2000 reflect state income taxes only. The federal provisions were offset by the utilization of prior years’ net operating losses.

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

       Cash flow from operating activities was $53.2 million for the first six months of 2001 compared to $22.8 million in the 2000 period. The net effect of the sale of receivables in March 2001 was to increase cash flow from operating activities during the first six months of 2001 by $31.8 million. Exclusive of the receivables sale offset by the aforementioned change in dues prepayments of $5.6 million, cash flow from operating activities increased by 18%. Despite the $31.8 million acceleration of receivables collections, as of June 30, 2001, net installment contracts receivable grew $9.4 million in the preceding six months and $25.2 million in the preceding twelve months.

       Our bank credit facility, dated November 10, 1999, provides up to $175.0 million of availability consisting of a five-year $75.0 million term loan and a $100.0 million three-year revolving credit facility. The amount available under the revolving credit facility is reduced by any outstanding letters of credit, which cannot exceed $30.0 million. As of June 30, 2001, the Company had drawn $8.0 million on its $100 million revolving credit line and had outstanding letters of credit totaling $5.6 million. The $75.0 million term loan is repayable in 19 quarterly installments, commencing March 31, 2000, of $250,000, with a final installment of $70.3 million due in November 2004. We have no scheduled principal payments under our subordinated debt until October 2007, and the principal amount of the certificates under our securitization facility remains fixed at $160.0 million through July 2001. Our debt service requirements, including interest, through June 30, 2002 are approximately $78.3 million. The debt service requirements include principal payments on the securitization, which begin in August 2001. It is anticipated that we will either refinance our securitization facility or complete further bulk sales of a portion of our accounts receivable portfolio prior to year-end, although there can be no assurance we will be able to complete these transactions. We believe to the extent required, that we will be able to satisfy these requirements for debt service and capital expenditures out of available cash balances, cash flow from operations and borrowings on the revolving credit facility.

       We are authorized to repurchase up to 1,500,000 shares of our common stock on the open market from time to time. We have repurchased 625,100 shares at an average price of $18 per share. No purchases have been made since November 1999.

       During the first six months of 2001, we invested approximately $48.0 million in property and equipment, including approximately $28.0 million related to new fitness centers and $5.0 million related to major upgrades and expansions, including new equipment, of existing fitness centers.

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

BALLY TOTAL FITNESS HOLDING CORPORATION

PART II.   OTHER INFORMATION

Item 4.   Submission of matters to a vote of security holders

At the Company’s annual meeting of stockholders held on June 8, 2001, the stockholders considered and voted on the following:

Two persons nominated by the Board of Directors for election as directors of Class II for three-year terms expiring in 2004 or until their successors have been duly elected, along with the voting results which resulted in each nominee being elected as a director, were as follows:

	Votes	Votes
Nominess	cast for	withheld

Lee S. Hillman	26,032,400	733,520
James F. McAnally, M.D.	26,692,194	73,726

Item 6.   Exhibits and reports on Form 8-K

(b)	Reports on Form 8-K:

Financial
Date	Items	Statements

May 8, 2001	#5 and #7	None

BALLY TOTAL FITNESS HOLDING CORPORATION

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALLY TOTAL FITNESS HOLDING CORPORATION

Registrant

/s/ John W. Dwyer

John W. Dwyer
Executive Vice President and Chief Financial Officer
(principal financial officer)

Dated: August 14, 2001