Form 10-Q
period 2001-09-30
BALLY TOTAL FITNESS HOLDING CORP
filed 2001-11-14
CIK 770944

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the period ended September 30, 2001

or

[ ]	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

Commission file number:   0-27478

BALLY TOTAL FITNESS HOLDING CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	36-3228107

(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

8700 West Bryn Mawr Avenue, Chicago, Illinois	60631

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:    (773) 380-3000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes:   X      No:

As of October 31, 2001, 29,059,181 shares of the registrant’s common stock were outstanding.

BALLY TOTAL FITNESS HOLDING CORPORATION

INDEX

Page
Number
PART I.   FINANCIAL INFORMATION

Item 1.	Financial statements:

Condensed consolidated balance sheet (unaudited)
September 30, 2001 and December 31, 2000	1

Consolidated statement of income (unaudited)
Three months ended September 30, 2001 and 2000	2

Consolidated statement of income (unaudited)
Nine months ended September 30, 2001 and 2000	3

Consolidated statement of stockholders' equity (unaudited)
Nine months ended September 30, 2001	4

Consolidated statement of cash flows (unaudited)
Nine months ended September 30, 2001 and 2000	5

Notes to condensed consolidated financial statements
(unaudited)	7

Item 2.	Management's discussion and analysis of financial
condition and results of operations	12

PART II.   OTHER INFORMATION

Item 6.	Exhibits and reports on Form 8-K	16

SIGNATURE PAGE	17

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

BALLY TOTAL FITNESS HOLDING CORPORATION
Condensed Consolidated Balance Sheet
(In thousands)
(Unaudited)
                                                     September 30   December 31
                                                             2001          2000
                                                     ------------   -----------
                           ASSETS

Current assets:
  Cash and equivalents                                 $   13,860    $   13,074
  Installment contracts receivable, net                   268,153       286,053
  Other current assets                                     62,632        61,516
                                                       ----------    ----------
    Total current assets                                  344,645       360,643

Installment contracts receivable, net                     265,868       273,421
Property and equipment, less accumulated
  depreciation and amortization of
  $474,734 and $435,860                                   597,171       558,277
Intangible assets, less accumulated
  amortization of $78,201 and $72,071                     149,201       153,113
Deferred income taxes                                      63,628        68,115
Deferred membership origination costs                     115,925       114,129
Other assets                                               25,091        32,926
                                                       ----------    ----------
                                                       $1,561,529    $1,560,624
                                                       ==========    ==========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                     $   53,593    $   54,819
  Income taxes payable                                      4,736         3,703
  Deferred income taxes                                    23,985        49,217
  Accrued liabilities                                      73,398        66,566
  Current maturities of long-term debt                     22,279        17,589
  Deferred revenues                                       297,616       306,493
                                                       ----------    ----------
    Total current liabilities                             475,607       498,387

Long-term debt, less current maturities                   564,881       674,349
Other liabilities                                           6,635         7,299
Deferred revenues                                          80,261        82,747
Stockholders' equity                                      434,145       297,842
                                                       ----------    ----------
                                                       $1,561,529    $1,560,624
                                                       ==========    ==========

See accompanying notes.

BALLY TOTAL FITNESS HOLDING CORPORATION
Consolidated Statement of Income
(In thousands, except per share data)
(Unaudited)
                                                             Three months ended
                                                                   September 30
                                                       ------------------------
                                                             2001          2000
                                                       ----------    ----------
Net revenues:
  Membership revenues                                  $  168,665    $  166,322
  Products and services                                    37,105        29,142
  Miscellaneous revenue                                     4,081         3,450
                                                       ----------    ----------
                                                          209,851       198,914
Operating costs and expenses:
  Fitness center operations                               121,992       119,455
  Products and services                                    23,241        18,686
  Member processing and collection centers                 10,718        10,517
  Advertising                                              11,512        11,339
  General and administrative                                7,151         6,854
  Special charges                                           6,700          --
  Depreciation and amortization                            19,155        16,954
                                                       ----------    ----------
                                                          200,469       183,805
                                                       ----------    ----------
Operating income                                            9,382        15,109

Finance charges earned                                     16,986        17,285
Interest expense                                          (14,606)      (16,680)
Other interest income                                         161           474
                                                       ----------    ----------
                                                            2,541         1,079
                                                       ----------    ----------
Income before income taxes                                 11,923        16,188
Income tax benefit                                         14,600        19,750
                                                       ----------    ----------
Net income                                             $   26,523    $   35,938
                                                       ==========    ==========

Basic earnings per common share                        $      .92    $     1.50
                                                       ==========    ==========

Diluted earnings per common share                      $      .88    $     1.30
                                                       ==========    ==========

See accompanying notes.

BALLY TOTAL FITNESS HOLDING CORPORATION
Consolidated Statement of Income
(In thousands, except per share data)
(Unaudited)
                                                              Nine months ended
                                                                   September 30
                                                       ------------------------
                                                             2001          2000
                                                       ----------    ----------
Net revenues:
  Membership revenues                                  $  516,070    $  491,550
  Products and services                                   111,105        82,522
  Miscellaneous revenue                                    13,088        10,224
                                                       ----------    ----------
                                                          640,263       584,296

Operating costs and expenses:
  Fitness center operations                               368,549       346,522
  Products and services                                    69,998        53,720
  Member processing and collection centers                 31,697        32,102
  Advertising                                              43,929        40,249
  General and administrative                               21,350        20,673
  Special charges                                           6,700          --
  Depreciation and amortization                            55,036        47,901
                                                       ----------    ----------
                                                          597,259       541,167
                                                       ----------    ----------
Operating income                                           43,004        43,129

Finance charges earned                                     52,140        50,762
Interest expense                                          (45,239)      (47,500)
Other interest income                                         645         1,409
                                                       ----------    ----------
                                                            7,546         4,671
                                                       ----------    ----------
Income before income taxes                                 50,550        47,800
Income tax benefit                                         13,850        19,275
                                                       ----------    ----------
Net income                                             $   64,400    $   67,075
                                                       ==========    ==========

Basic earnings per common share                        $     2.35    $     2.82
                                                       ==========    ==========

Diluted earnings per common share                      $     2.17    $     2.44
                                                       ==========    ==========

See accompanying notes.

BALLY TOTAL FITNESS HOLDING CORPORATION
Consolidated Statement of Stockholders' Equity
(In thousands, except share data)
(Unaudited)
                                  Common stock                                  Unearned
                               -------------------                            compensation     Common       Total
                                             Par    Contributed  Accumulated   (restricted    stock in   stockholders'
                                 Shares     value     capital      deficit        stock)      treasury      equity
                               ----------  -------  -----------  -----------  ------------  -----------  -------------

Balance at December 31, 2000   24,352,946   $  249    $ 508,639   $(188,514)   $ (11,757)    $ (10,775)    $ 297,842

Net income                                                           64,400                                   64,400

Issuance of common stock
  through public offering       2,238,821       22       53,805                                               53,827

Exercise of warrants            2,207,104       22       11,587                                               11,609

Issuance of common stock
  under stock purchase
  and option plans                231,231        3        2,703                                                2,706

Other                              23,639                 5,126                   (1,365)                      3,761
                               ----------   ------    ---------   ---------    ---------     ---------     ---------

Balance at September 30, 2001  29,053,741   $  296    $ 581,860   $(124,114)   $ (13,122)    $ (10,775)    $ 434,145
                               ==========   ======    =========   =========    =========     =========     =========

See accompanying notes.

BALLY TOTAL FITNESS HOLDING CORPORATION
Consolidated Statement of Cash Flows
(In thousands)
(Unaudited)
                                                              Nine months ended
                                                                   September 30
                                                       ------------------------
                                                             2001          2000
                                                       ----------    ----------
Operating:
  Net income                                           $   64,400    $   67,075
  Adjustments to reconcile to cash provided -
    Depreciation and amortization, including
      amortization included in interest expense            57,800        51,174
    Change in operating assets and liabilities              5,259       (72,440)
                                                       ----------    ----------
  Cash provided by operating activities                   127,459        45,809

Investing:
  Purchases and construction of property and equipment    (67,101)      (77,851)
  Acquisitions of businesses and other                     (2,570)       (3,816)
                                                       ----------    ----------
  Cash used in investing activities                       (69,671)      (81,667)

Financing:
  Debt transactions -
    Net borrowings (repayments) under revolving
      credit agreement                                    (55,000)       36,500
    Net repayments of other long-term debt                (70,144)      (13,412)
                                                       ----------    ----------
  Cash provided by (used in) debt transactions           (125,144)       23,088

  Equity transactions -
    Proceeds from issuance of common stock
      through public offering                              53,827
    Proceeds from exercise of warrants                     11,609
    Proceeds from issuance of common stock under
      stock purchase and option plans                       2,706         1,721
                                                       ----------    ----------
  Cash provided by (used in) financing activities         (57,002)       24,809
                                                       ----------    ----------

Increase (decrease) in cash and equivalents                   786       (11,049)
Cash and equivalents, beginning of period                  13,074        23,450
                                                       ----------    ----------
Cash and equivalents, end of period                    $   13,860    $   12,401
                                                       ==========    ==========

See accompanying notes.

BALLY TOTAL FITNESS HOLDING CORPORATION
Consolidated Statement of Cash Flows — (continued)
(In thousands)
(Unaudited)
                                                              Nine months ended
                                                                   September 30
                                                       ------------------------
                                                             2001          2000
                                                       ----------    ----------
Supplemental Cash Flows Information:

Changes in operating assets and liabilities,
  were as follows--
    (Increase) decrease in net installment
      contracts receivable                             $   25,321    $  (71,338)
    (Increase) decrease in other current and
      other assets                                          4,002       (14,089)
    Increase in deferred membership origination costs      (1,796)       (8,337)
    Increase (decrease) in accounts payable                (1,226)        6,297
    Decrease in income taxes payable                      (15,319)      (20,403)
    Increase in accrued and other liabilities               5,640         8,662
    Increase (decrease) in deferred revenues              (11,363)       26,768
                                                       ----------    ----------
                                                       $    5,259    $  (72,440)
                                                       ==========    ==========
Cash payments for interest and income taxes
  were as follows--
    Interest paid                                      $   38,577    $   38,197
    Interest capitalized                                   (3,122)       (1,569)
    Income taxes paid, net                                  1,469         1,128

Investing and financing activities exclude
  the following non-cash transactions--
    Acquisitions of businesses with common stock                     $    4,694
    Acquisitions of property and equipment
      through capital leases/borrowings                $   20,240        21,897
    Common stock issued/(cancelled) under
      long-term incentive plan (net)                        1,470         3,779
    Debt, including assumed debt, related to
      acquisitions of businesses                                          7,577
    Tax benefit from exercise of employee
      stock options                                         4,000

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

       All adjustments have been recorded which are, in the opinion of management, necessary for a fair presentation of the condensed consolidated balance sheet of the Company at September 30, 2001, its consolidated statements of income for the three and nine months ended September 30, 2001 and 2000, its consolidated statement of stockholders’ equity for the nine months ended September 30, 2001, and its consolidated statements of cash flows for the nine months ended September 30, 2001 and 2000. All such adjustments were of a normal recurring nature.

       The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles which require the Company’s management to make estimates and assumptions that affect the amounts reported therein. Actual results could vary from such estimates. In addition, certain reclassifications have been made to prior period financial statements to conform with the 2001 presentation (see “Reclassification of finance charges earned” and “Reclassification of membership revenue and related costs”).

Seasonal factors

       The Company’s operations are subject to seasonal factors and, therefore, the results of operations for the nine months ended September 30, 2001 and 2000 are not necessarily indicative of the results of operations for the full year.

Reclassification of finance charges earned

       In conjunction with the Company’s recent bulk sales of portions of its member installment contracts receivable portfolio, the Company has reclassified for all periods presented, finance charges earned on member installment contracts as non-operating income in the consolidated statement of income. Previously, income from finance charges earned had been reported within operating revenue. The Company believes that the revised classification results in a more consistent presentation of its core operating margins without fluctuations in finance charges earned brought about solely as a result of the recent portfolio sales.

Reclassification of membership revenue and related costs

       The Company has changed its presentation of membership revenue and related costs from a gross to net presentation for all periods presented and combined the sources of membership revenue in the accompanying consolidated statement of income. The change in presentation has no impact on the timing of revenue recognition and therefore has no impact on the Company’s operating income. The purpose for the change is to simplify and clarify the presentation of the Company’s membership revenue. Under the gross method, deferrable membership revenue from originations and dues collected were presented gross and adjusted to their realized amounts through a “change in deferred revenues” adjustment. Under the net presentation method, initial membership fees originated and dues are combined in the income statement and represent the amount realized for the period, net of the impact of deferral accounting. Under the net method, the Company includes the provision for doubtful receivables as an offset to financed membership revenue. Previously the provision for doubtful receivables was reported as an element of operating expenses. The effect of including the provision as a component of revenue is to reduce both membership revenue and operating expenses by equal amounts.

       The following table summarizes the effects of the reclassification of the provision for doubtful receivables into membership revenue:

                                          Three months ended          Nine months ended
                                                September 30               September 30
                                    ------------------------  -------------------------
                                          2001          2000         2001          2000
                                    ----------   -----------  -----------   -----------
Membership revenues:
  As previously reported           $   212,759   $   206,690  $   656,216   $   615,677
  As reclassified                      168,665       166,322      516,070       491,550

       Deferrable membership origination costs have also been reclassified to a net presentation. Previously these deferrable costs have been presented on a gross basis as incurred, with an aggregate “change in deferred costs” which adjusted incurred costs to amounts recognized under deferral accounting. Under the net presentation, the impact of the deferral is combined with the related cost element to directly present recognized expenses under the deferral method.

       Components of membership revenue for the three and nine months ended September 30, 2001 and 2000 are as follows:

                                          Three months ended          Nine months ended
                                                September 30               September 30
                                    ------------------------  -------------------------
                                          2001          2000         2001          2000
                                    ----------   -----------  -----------   -----------
Initial membership fees on
  financed memberships             $    93,301   $    88,529  $   278,354   $   261,026
Initial membership fees on
  paid-in-full memberships               6,010         6,923       19,944        24,470
Dues                                    69,354        70,870      217,772       206,054
                                   -----------   -----------  -----------   -----------
                                   $   168,665   $   166,322  $   516,070   $   491,550
                                   ===========   ===========  ===========   ===========

       Components of the change in deferred revenues for the three and nine months ended September 30, 2001 and 2000 are as follows:

                                          Three months ended          Nine months ended
                                                September 30               September 30
                                    ------------------------  -------------------------
                                          2001          2000         2001          2000
                                    ----------   -----------  -----------   -----------
Financed initial membership fees:
  Originating                      $  (130,403)  $  (134,157) $  (413,985)  $  (413,240)
  Less provision for doubtful
    receivables                         44,094        40,368      140,146       124,127
                                   -----------   -----------  -----------   -----------
  Originating, net                     (86,309)      (93,789)    (273,839)     (289,113)
  Recognized                            93,301        88,529      278,354       261,026
                                   -----------   -----------  -----------   -----------
    (Increase) decrease in deferral      6,992        (5,260)       4,515       (28,087)

Paid-in-full initial membership
fees:
  Originating                           (5,254)       (6,084)     (18,609)      (18,425)
  Recognized                             6,010         6,923       19,944        24,470
                                   -----------   -----------  -----------   -----------
    Decrease in deferral                   756           839        1,335         6,045

(Increase) decrease in prepaid dues      3,084          (164)       5,513        (4,726)
                                   -----------   -----------  -----------   -----------
Change in deferred revenues        $    10,832   $    (4,585) $    11,363   $   (26,768)
                                   ===========   ===========  ===========   ===========

       Components of the change in deferred membership origination costs for the three and nine months ended September 30, 2001 and 2000 are as follows:

                                          Three months ended          Nine months ended
                                                September 30               September 30
                                    ------------------------  -------------------------
                                          2001          2000         2001          2000
                                    ----------   -----------  -----------   -----------

Incurred                           $   (28,223)  $   (30,906) $   (90,129)  $   (91,535)
Amortized                               30,045        28,481       88,333        83,198
                                   -----------   -----------  -----------   -----------
Change in deferred membership
  origination costs                $     1,822   $    (2,425) $    (1,796)  $    (8,337)
                                   ===========   ===========  ===========   ===========

Installment contracts receivable

                                                     September 30   December 31
                                                             2001          2000
                                                     ------------   -----------
Current:
  Installment contracts receivable                     $  391,258    $  403,777
  Unearned finance charges                                (45,991)      (49,601)
  Allowance for doubtful receivables
    and cancellations                                     (77,114)      (68,123)
                                                       ----------    ----------
                                                       $  268,153    $  286,053
                                                       ==========    ==========

Long-term:
  Installment contracts receivable                     $  362,065    $  361,812
  Unearned finance charges                                (22,469)      (24,237)
  Allowance for doubtful receivables
    and cancellations                                     (73,728)      (64,154)
                                                       ----------    ----------
                                                       $  265,868    $  273,421
                                                       ==========    ==========

Allowance for doubtful receivables and cancellations

                                          Three months ended          Nine months ended
                                                September 30               September 30
                                   -------------------------  -------------------------
                                          2001          2000         2001          2000
                                   -----------   -----------  -----------   -----------

Balance at beginning of period     $   144,912   $   151,957  $   132,277   $   126,038
Contract cancellations and
  write-offs of uncollectible
  amounts, net of recoveries           (78,307)      (84,485)    (246,817)     (238,672)
Provision for cancellations             40,143        46,203      125,236       142,550
Provision for doubtful
  receivables                           44,094        40,368      140,146       124,127
                                   -----------   -----------  -----------   -----------

Balance at end of period           $   150,842   $   154,043  $   150,842   $   154,043
                                   ===========   ===========  ===========   ===========

Earnings per common share

       Basic earnings per common share for each period is computed based on the weighted average number of shares of common stock outstanding of 28,703,778 and 24,001,923 for the three months ended September 30, 2001 and 2000, respectively, and 27,394,485 and 23,797,183 for the nine months ended September 30, 2001 and 2000, respectively. Diluted earnings per common share for each period includes the addition of common stock equivalents of 1,568,790 and 3,674,307 for the three months ended September 30, 2001 and 2000, respectively, and 2,306,202 and 3,746,601 for the nine months ended September 30, 2001 and 2000, respectively. Common stock equivalents represent the dilutive effect of the assumed exercise of outstanding warrants and stock options.

New accounting pronouncements

       The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which requires companies to recognize all derivatives as either assets or liabilities in the balance sheet and measure such instruments at fair value. The Company has adopted SFAS 133, as amended, as of January 1, 2001. There has been no impact on the Company’s consolidated financial statements resulting from the adoption of SFAS 133, as amended.

       In June 2001, the FASB issued SFAS No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets. Under the new rules, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company will apply the new accounting standards beginning January 1, 2002. We are currently assessing the financial impact SFAS No. 141 and No. 142 will have on our consolidated financial statements.

Income taxes

       In accordance with Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes, the Company reviewed the likelihood of realizing the future benefit of its tax loss carryforwards. Based on consistent and growing profitability over the past four years and reasonably expected continuation of these trends, the Company has now cumulatively reduced its valuation allowance against its loss carryforwards by $35 million. In the previous year quarter, the Company reduced its valuation allowance by $20 million and, based on continued improving results, a further benefit was recorded this period to reduce the valuation allowance by an additional $15 million. Valuation allowances totaling more than $75 million remain and may be reversed benefiting results in future periods.

BALLY TOTAL FITNESS HOLDING CORPORATION

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Comparison of the Three Months Ended September 30, 2001 and 2000

       Net revenue for the third quarter of 2001 was $209.9 million compared to $198.9 million in 2000, an increase of $11.0 million (6%). Net revenues from comparable fitness centers increased 4%. This increase in net revenues resulted from the following:

  Membership revenues recognized grew $2.3 million or 1% over the prior year quarter. New membership units originated decreased 1% over the prior year period as a result of disruptions to sales activities brought about by the September 11th terrorist events. The weighted-average selling price of membership contracts sold decreased by 2% compared to last year as a result of the net addition of five clubs in areas that offer lower initiation fees due to statutory limits on initiation fees or length of finance terms, and the continued availability of a selection of shorter-term and seasonal membership programs designed to attract incremental members with lower average initiation fees than the Company’s full membership plans. As a result, membership fees originated decreased by $4.6 million or 3% versus the prior year quarter. The provision for doubtful receivables combined with the provision for cancellations, both of which are included as direct reductions of membership revenue, totaled 41% of the gross financed portion of originations for both periods. Total dues revenue decreased $1.5 million compared to the prior year, due in part to disruptions in mail service in September 2001.

  Products and services revenue increased $8.0 million (27%) over the 2000 quarter, primarily reflecting the continued growth of personal training services and nutritional and other retail product sales.

  Miscellaneous revenue increased $.6 million (18%) over the 2000 quarter, primarily reflecting additional revenue from co-marketing partnerships.

       The weighted-average number of fitness centers increased to 384 in the third quarter of 2001 from 380 in the prior year quarter, an increase of 1%, including an increase in the weighted-average number of centers operating under the Company’s four upscale brands from 34 to 37.

       Operating income for the third quarter of 2001, excluding special charges of $6.7 million, was $16.1 million compared to $15.1 million in 2000. The increase of $1.0 million (6%) was due to an $11.0 million (6%) increase in net revenue, offset, in part, by an increase in operating costs and expenses of $10.0 million (5%), including a $2.2 million increase in depreciation and amortization. The special charges related to cancelled or reformatted marketing events and other direct or indirect costs from disruptions and shutdowns of various club operations and programs resulting from the September 11th terrorist events and a one-time markdown of retail apparel in connection with management’s strategic repositioning of in-club retail stores, adding juice bars to replace slow moving, lower margin fashion apparel. Earnings before interest, taxes, depreciation and amortization, including finance charges earned (“EBITDA”), exclusive of the impact of the special charges, was $52.2 million versus $49.3 for the last year quarter, a 6% increase. The EBITDA margin, before special charges, was 25%, unchanged from the year ago quarter. Fitness center operating expenses increased $2.5 million (2%) due principally to incremental costs of operating new fitness centers and higher energy costs. Products and services expenses increased $4.6 million (24%) to support the revenue growth of product and service offerings. Operating income from products and services increased to $13.9 million from $10.5 million in the prior year quarter, with an EBITDA margin of 37% in 2001 compared to 36% in the 2000 quarter. Member processing and collection center expenses were relatively unchanged from the prior year quarter. Advertising expenses increased $.2 million (2%) compared to the prior year. General and administrative expenses increased $.3 million (4%) compared to the prior year quarter to support the Company’s overall growth. Depreciation and amortization expense increased $2.2 million (13%) as a result of increased expenditures for property and equipment and acquired fitness centers during the past two years.

       Finance charges earned in excess of net interest costs totaled $2.5 million for the third quarter of 2001, an increase of $1.4 million over the 2000 period resulting from the reduction in the Company’s net borrowings.

       The income tax provisions for the third quarters of 2001 and 2000 reflect state income taxes. The federal provisions were offset by the utilization of prior years’ net operating losses. In addition, as a result of the Company’s improved operating results and trends, the Company reduced its tax valuation allowance by $15 million and $20 million in the third quarters of 2001 and 2000, respectively. These adjustments were reflected as reductions to the tax provisions, increasing net income.

Comparison of the Nine Months Ended September 30, 2001 and 2000

       Net revenue for the first nine months of 2001 was $640.3 million compared to $584.3 million in 2000, an increase of $56 million (10%). Net revenues from comparable fitness centers increased 7%. This increase in revenues resulted from the following:

  Membership revenues recognized grew $24.5 million or 5% over the prior year period. New membership units originated increased 1% over the prior year period, while the weighted-average selling price of membership contracts sold decreased 1% as a result of the net addition of five clubs in areas that offer lower initiation fees due to statutory limits on initiation fees or length of finance terms, and the continued availability of a selection of shorter-term and seasonal membership programs. As a result, membership fees originated were essentially unchanged from the prior year. The provision for doubtful receivables combined with the provision for cancellations, both of which are included as direct reductions of membership revenue, totaled 41% of the gross financed portion of originations for both periods. Total dues revenue increased $11.7 million (6%) during the first nine months of 2001 compared to 2000.

  Products and services revenue increased $28.6 million (35%) from the 2000 period, primarily reflecting the continued growth of personal training services and nutritional and other retail product sales.

  Miscellaneous revenue increased $2.9 million (28%) over the 2000 period, primarily reflecting additional revenue from co-marketing partnerships.

       The weighted-average number of fitness centers increased to 385 in the first nine months of 2001 from 374 in 2000, an increase of 3%, including an increase in the weighted-average number of centers operating under the Company’s four upscale brands from 34 to 36.

       Operating income for the first nine months of 2001, excluding special third quarter charges of $6.7 million, was $49.7 million compared to $43.1 million in 2000. This increase of $6.6 million (15%) was due to a $56 million (10%) increase in net revenue, offset, in part, by an increase in operating costs and expenses of $49.4 million (9%) including a $7.1 million increase in depreciation and amortization. EBITDA, exclusive of the special charges, was $156.9 million versus $141.8, an 11% increase over the prior year period. The EBITDA margin, before special charges, was 24% in both periods. Fitness center operating expenses increased $22 million (6%) due principally to incremental costs of operating new fitness centers and higher energy costs. Products and services expenses increased $16.3 million (30%) to support the revenue growth of product and service offerings. Operating income from products and services increased to $41.1 million from $28.8 million in the prior year period, with an EBITDA margin of 37% in 2001 compared to 35% in the 2000 period. Member processing and collection center expenses decreased $.4 million as a result of expense reimbursements from servicing fees associated with servicing the portions of the installment contracts receivable portfolio that were sold in March and September 2001 to a major financial institution. Advertising expenses increased $3.7 million (9%) compared to the prior year due to a change in advertising strategy to reach new segments of prospective customers and to support clubs in new markets. General and administrative expenses increased $.7 million (3%) compared to the prior year period to support the Company’s overall growth. Depreciation and amortization expense increased $7.1 million (15%) largely as a result of increased expenditures for property and equipment and acquired fitness centers during the past two years.

       Finance charges earned in excess of net interest costs totaled $7.5 million for the first nine of 2001, an increase of $2.9 million over the 2000 period resulting from a reduction in the Company’s net borrowings.

       The income tax provisions for the first nine months of 2001 and 2000 reflect state income taxes. The federal provisions were offset by the utilization of prior years’ net operating losses. In addition, as a result of the Company’s improved operating results and trends, the Company reduced its tax valuation allowance by $15 million and $20 million in the third quarters of 2001 and 2000, respectively. These adjustments were reflected as reductions to the tax provisions, increasing net income.

Liquidity and Capital Resources

       In March 2001, we sold 2,238,821 shares of our common stock to the public and the Estate of Arthur M. Goldberg, our former Chairman, exercised an outstanding warrant to purchase 2,207,104 shares of common stock. We received net proceeds from these transactions of approximately $65 million, which was used principally to reduce bank debt.

       During the period, we sold to a major financial institution approximately 18% of our installment contracts receivable portfolio at net book value in two transactions. The first bulk sale completed in March 2001 yielded proceeds of $45 million. The second bulk sale completed in September 2001 yielded proceeds of $60 million. The combined proceeds of $105 million were used principally to reduce debt.

       Cash flow from operating activities was $127.5 million for the first nine months of 2001 compared to $45.8 million in the 2000 period. The net effect of the bulk sales of receivables, after giving effect to collections which would have occurred, was to increase cash flow from operating activities during the first nine months of 2001 by $79.5 million. Exclusive of the receivables sale offset by the change in dues prepayments of $10.2 million during the period, cash flow from operating activities increased by 27%. Long-term debt outstanding has been reduced by $104.8 million since the start of 2001, a 15% reduction, while net debt (total debt, less net installment contracts receivable and cash), has been reduced by $80.1 million, a 67% reduction over the same period.

       Our bank credit facility, dated November 10, 1999, provides up to $175.0 million of availability consisting of a five-year $75.0 million term loan and a $100.0 million three-year revolving credit facility. The amount available under the revolving credit facility is reduced by any outstanding letters of credit, which cannot exceed $30.0 million. As of September 30, 2001, the Company had drawn $14.5 million on its $100 million revolving credit line and had outstanding letters of credit totaling $5.1 million. The $75.0 million term loan is repayable in 19 quarterly installments, commencing March 31, 2000, of $250,000, with a final installment of $70.3 million due in November 2004. We have no scheduled principal payments under our subordinated debt until October 2007. Our debt service requirements, including interest, through September 30, 2002 are approximately $76.3 million. The debt service requirements include principal payments on the securitization, which began in August 2001. The Company has reached agreement, subject to final documentation, to refinance its securitization facility with a major financial institution. Under the terms of this agreement, floating interest rates on the new facility would be, at current market rates, almost 400 basis points lower than the current securitization facility for borrowings up to $155 million, although there can be no assurance we will be able to complete this refinancing. We believe to the extent required, that we will be able to satisfy our requirements for debt service and capital expenditures out of available cash balances, cash flow from operations and borrowings on the revolving credit facility.

       We are authorized to repurchase up to 1,500,000 shares of our common stock on the open market from time to time. We have repurchased 625,100 shares at an average price of $18 per share. No purchases have been made since November 1999.

       During the first nine months of 2001, we invested approximately $67 million in property and equipment, including approximately $37 million related to new fitness centers and $10 million related to major upgrades and expansions.

       In October 2001, we announced a merger agreement with Crunch Fitness, an operator of fitness centers in New York, Los Angeles, Chicago, Atlanta, Miami and San Francisco. The purchase, which will include cash of $20 million and three million shares of the Company’s common stock subject to adjustment, is expected to be completed in late 2001.

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

BALLY TOTAL FITNESS HOLDING CORPORATION

PART II.   OTHER INFORMATION

Item 6.   Exhibits and reports on Form 8-K

(b)	Reports on Form 8-K:

Financial
Date	Items	Statements

August 7, 2001	#5 and #7	None
September 6, 2001	#5 and #7	None

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

Dated: November 14, 2001