Form 10-K405
period 2001-12-31
BALLY TOTAL FITNESS HOLDING CORP
filed 2002-03-27
CIK 770944

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    X

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant as of March 11, 2002 was approximately $647.9 million, based on the closing price of the registrant’s common stock as reported by the New York Stock Exchange at that date. For purposes of this computation, affiliates of the registrant include the registrant’s executive officers and directors. As of March 11, 2002, 32,402,947 shares of the registrant’s common stock were outstanding.

PART I

       Except as otherwise stated, the information contained in this Form 10-K is as of December 31, 2001, the end of the registrant’s last fiscal year. This Form 10-K contains forward-looking statements which involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the registrant to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. See "Forward-Looking Statements" in Item 7 of this Form 10-K.

ITEMS 1 AND 2. BUSINESS AND PROPERTIES

General

       Bally Total Fitness Holding Corporation, a Delaware corporation, is the largest commercial operator of fitness centers in North America in terms of revenues, number of members, and number and square footage of its facilities. As of February 28, 2002, we operated approximately 405 fitness centers and had approximately four million members. Our fitness centers are concentrated in major metropolitan areas in 28 states and Canada, with over 340 fitness centers located in the top 25 metropolitan areas in the United States and Toronto. We operate fitness centers in over 50 major metropolitan areas representing 62% of the United States population and over 15% of the Canadian population. Our members made more than 120 million visits to our fitness centers in each of the past three years.

       We offer value to our members by providing access to state-of-the-art fitness facilities with affordable membership programs. Bally fitness centers feature an outstanding selection of cardiovascular, conditioning and strength equipment and offer extensive aerobic and other group fitness training programs. In addition, many of our fitness centers include pools, racquet courts or other athletic facilities. Our new fitness center prototype achieves efficiency by focusing on those fitness services our members use most frequently. We have clustered our fitness centers in major metropolitan areas in order to reach the greatest population and achieve marketing and operating efficiencies. Over 86% of our fitness centers are located in markets in which we have five or more facilities, with our largest concentrations in the New York City, Los Angeles, Chicago, Baltimore/Washington D.C., Dallas, Houston, Detroit, San Francisco, Toronto, Portland, Seattle, Philadelphia, Atlanta and Miami areas.

       The majority of our fitness centers use the service mark "Bally Total Fitness®", including 12 upscale centers that are known as "Bally Sports ClubsSM". The nationwide use of the service mark enhances brand identity and increases advertising efficiencies. Pursuant to our strategy of targeted market segmentation, we have opened or acquired new facilities during the past few years that operate under upscale brands, including 19 fitness centers as "Crunch FitnessSM", 11 fitness centers as "The Sports Clubs of Canada™", seven as "Pinnacle Fitness®" and six as "Gorilla Sports SM" and plan to further expand the use of these brands.

       Our primary target market for Bally Total Fitness branded club new members is the 18 to 34-year old, middle income segment of the population, with secondary target markets including older and higher income segments. We market ourselves to these consumer segments through the use of a variety of membership options and payment plans. Our membership options range from single-club memberships to premium memberships, which provide additional amenities and access to all of our fitness centers nationwide. Similarly, we offer a broad range of payment alternatives. Typically, our Bally Total Fitness branded club members pay an initial membership fee which can either be financed or paid-in-full at the time of joining. Members who choose to finance their initial membership fee generally do so for up to 36 months, subject to state, provincial and local regulations and minimum down payment requirements. In addition to the initial membership fee, members are generally required to pay monthly membership dues in order to use our fitness facilities. We believe the various memberships and payment plans offered, in addition to our strong brand identity and the convenience of multiple locations, constitute distinct competitive advantages. The primary target market for our upscale branded clubs is the 18 to 49-year old, middle to upper income segment of the population. Membership plans in our upscale clubs generally include a higher level of club amenities than the Bally Total Fitness clubs, and are also differentiated by single, multi-club, and all-club membership programs. New members of our upscale clubs generally pay a lower initial membership fee than new members of our Bally Total Fitness clubs, but pay higher monthly dues throughout the life of the membership.

Operating Strategies

       In October 1996, the current management team took control of the management of the Company and began to implement a business strategy designed to improve our operating results. These efforts have contributed to significant improvements in financial performance, including growing net income in 2001 to $72.4 million (before the net benefit of unusual items of $8.3 million) from a net loss of $23.5 million (before an extraordinary loss of $21.4 million) in 1997.

       In developing the new strategy, the management team identified the following three primary strategic objectives to improve the overall business value:

  Improve the operating margins of our fitness center membership operations—our core business.

  Introduce new products and services to our members.

  Increase the number of fitness centers we operate based on our more profitable fitness center prototype.

Since 1997, we have been able to meet these objectives by implementing a number of strategic initiatives.

Improve Core Business Operating Margins

       Our primary approach to improving operating margins has been to grow and improve the quality of revenues while leveraging the largely fixed cost structure of our business. We have grown margins for earnings before interest, taxes, depreciation and amortization, plus finance charges earned to 24% in 2001 (before special charges) from 14% in 1997, a 71% improvement. We have accomplished this margin expansion by focusing on the following strategic initiatives:

       Emphasize the Sale of Higher Margin Multi-Club Membership Plans. In late 1997, we completed a common stock offering. The proceeds provided working capital, allowing us to increase our emphasis on the sale of higher margin multi-club membership plans with greater long-term cash flows, but lower amounts of immediate cash. The previous strategy focused on near-term cash needs, resulting in an emphasis on lower margin single-club membership plans. Our multi-club memberships for our core base of Bally Total Fitness branded clubs are historically our most popular membership plans, with higher priced initial membership fees which are typically financed, subject to minimum down payment requirements. The emphasis on the sale of multi-club memberships contributed to a 65% increase in the weighted-average price of initiation fees in our Bally Total Fitness branded clubs from 1996 to 2001. Initiation fee revenue from the sale of multi-club membership plans grew to 91% of initiation fee revenue in 2001, compared to 77% of initiation fee revenue in 1996, under the Company’s previous pricing strategy. We believe our monthly dues in our Bally Total Fitness branded clubs are substantially less than those charged by most of our competitors and believe we can continue to raise monthly dues at a rate consistent with past periods without a material loss in membership. In addition, in 2001 we significantly reduced promotions offering discounted or waived monthly dues. These initiatives contributed to an increase in annual dues collected of 46% since 1997.

       Increase our Base of Upscale Club Facilities. Since we opened our first Bally Sports Club branded club in 1996, we have undertaken a strategy to increase the number of clubs operating under alternative pricing models from our core base of Bally Total Fitness branded clubs. In addition to adding nine Bally Sports clubs since 1997, in 1998 we added Pinnacle Fitness and Gorilla Sports to our portfolio of branded clubs, in 1999 we acquired The Sports Clubs of Canada, and on December 31, 2001 we added Crunch Fitness. Rather than converting these acquired clubs to Bally Total Fitness branded clubs, we have continued to maintain their branded identities and membership pricing policies. With the exception of the Bally Sports Clubs which have a pricing strategy similar to Bally Total Fitness branded clubs, except with higher membership initiation fees and monthly dues, our upscale branded clubs generally sell memberships which carry lower initiation fees than the Bally Total Fitness branded clubs, but higher monthly dues throughout the life of the membership. As a result of the lower initiation fees charged in these clubs, our weighted average initiation fee has declined from 2000, although on a monthly payment basis, our upscale facilities offer memberships with a monthly dues payment higher than the average monthly payment of Bally Total Fitness branded club members in their initial financing membership term.

       Continue to Leverage Fixed Cost Base. A significant percentage of our operating costs are fixed in nature. By leveraging our fixed cost base, including expanding our product and service offerings and controlling variable costs, we have been able to achieve the margin growth noted above.

Add Products and Services

       Since mid-1997, we have been successfully diversifying and increasing our revenues by offering our members a growing menu of ancillary products and services. To date, these strategic initiatives have focused primarily on products and services delivered to members within our facilities and include:

       Personal Training. We have added fee-based personal training services for members in most of our fitness centers. Since January 1997, we have added over 3,000 personal trainers to our staff and grown revenues from this service to $64.5 million in 2001. Our research indicates the availability of personal training services enhances the perceived value of membership, and we believe demand for these services is growing.

       Retail Stores and Private-Label Nutritional Products. We began offering a private-label line of Bally-branded nutritional products to our members in mid-1997. These products currently include, among others:

  Ready-to-drink meal replacement shakes and drinks;
  Energy, snack, and high protein bars;
  Weight loss products;
  Multi-vitamins;
  Meal replacement drink powders; and
  Creatine.

       By 2001, sales of these products totaled $45.1 million, growing 30% over 2000. We continue to test and bring to market other nutritional products to meet customer demand, further enhancing and expanding the product line. As a policy, we require manufactures and suppliers of our nutritional products to maintain significant amounts of product liability insurance.

       During 2001, we opened approximately 25 retail stores inside our fitness centers, bringing the total number of our fitness centers with retail outlets to approximately 365. For the year ended December 31, 2001, these stores generated $43.1 million in revenue selling primarily nutritional products (Bally-branded or otherwise), drinks, apparel and related soft goods and accessories, including $13.7 million from Bally-branded nutritional products, a 63% increase over 2000.

       Financial Services. In late 1995, in conjunction with a significant financial institution, we implemented a program offering selected members the opportunity to transfer the balance of their financed membership fee to a pre-approved Visa account. We receive reimbursement from the program for telemarketing costs and share in the program’s profitability. As of December 31, 2001, over 225,000 credit cards have been issued. We continue to investigate and evaluate other opportunities to offer financial services to our members.

Develop New Facilities

       To build upon our improved core operations and expanding products and services business, we have invested in facilities expansion in three ways:

       Replicate the New Fitness Center Prototype. In 1998, we initiated a plan to increase new facility openings of our more profitable new fitness center prototype. The new fitness center prototype is designed to cost less to build and maintain than our older facilities and, on average, provides 40% more useable space for our members in the same average square footage. The new facilities are generally developed pursuant to long-term lease arrangements and currently require, on average, approximately $1.9 million per fitness center to fund leasehold improvements and exercise equipment. During 2001, we opened 18 of these facilities, and a number were under construction at the end of the year.

       Upgrade and Expand Existing Fitness Centers. In late 1997, we began to upgrade and expand certain of our existing facilities well-beyond normal maintenance requirements, including adding and upgrading exercise equipment, adding additional space and refreshing interior and exterior finishes to improve club ambiance. We believe these upgrades and expansions have enabled us to continue to attract and retain a strong membership base, increase revenues and profits and more effectively capitalize on our marketing and administrative infrastructure.

       Selectively Acquire Fitness Center Operations. Due to our relative size in a fragmented industry, we are well-positioned to identify opportunities to selectively acquire existing fitness center operations at attractive prices. On December 31, 2001, we acquired Crunch Fitness International, Inc., which has 19 fitness centers located in the New York City, Atlanta, Chicago, San Francisco, Los Angeles and Miami areas. In 2000 we acquired 13 fitness centers in Portland, Oregon where we previously had no fitness centers, three centers in San Diego, California and one in Pittsburgh, Pennsylvania. These acquisitions fit our strategic goal of expanding our reach, increasing penetration in key markets, and leveraging our overall fitness infrastructure.

Membership Plans

       We offer prospective members a choice of membership plans. These membership plans are distinguished primarily by their priority of access to in-club services and access to other fitness centers we operate, either locally or system wide. From time to time, we also offer special membership plans, which limit a member’s access to a single fitness center and to certain days and non-peak hours. The one-time initial membership fees for joining our Bally Total Fitness brand fitness centers, excluding limited special offers and corporate programs, range from approximately $650 to $2,125 and can be financed for up to 36 months, subject to down payment requirements and state, provincial and local regulations. Generally, the initial membership fee is based on:

  The membership plan selected;

  The diversity of facilities and services available at the fitness center of enrollment;

  Market conditions; and

  Seasonal promotional strategies.

       In addition to one-time initial membership fees, Bally Total Fitness brand club members generally pay monthly dues to maintain membership privileges. Monthly dues are generally charged at a fixed rate during the finance period and may increase thereafter, subject to stated terms. At December 31, 2001, approximately 22% of our members were in their initial membership period and were making, or had prepaid, average monthly payments of $36, and 78% of our members were past their initial membership period and paid monthly dues ranging from $6.00 to $25.00 per month, with an average amount collected of approximately $9.00 per month.

       Our upscale branded clubs – The Sports Clubs of Canada, Gorilla Fitness, Pinnacle Fitness and Crunch Fitness – offer memberships with lower initial membership fees generally ranging from $50 to $250, but carrying monthly dues ranging from $49 to $94 per month during an initial obligatory term, generally between twelve and 24 months, and subject to increase thereafter. Our upscale Bally Sports Clubs branded clubs offer 36 month memberships similar to Bally Total Fitness brand clubs in terms of financing the initial membership fee, but ranging from $1,400 to $2,700, in addition to monthly dues during the initial financing period, and dues ranging from $49 to $54 thereafter subject to increase.

       The average annual growth rate of our monthly dues revenues was over 10% from 1996 through 2001. We expect the annual increases in monthly dues revenues will continue due to the contractual terms of current membership plans and the increase in upscale brand clubs carrying higher monthly dues. Additionally, we believe we can continue to increase monthly dues for our Bally Total Fitness brand members who are beyond their initial financing period without material loss in membership. Recent experience has shown that over 75% of our members faced with a membership renewal decision for the first time, generally at the end of their third year of membership, made dues payments continuing into their initial renewal year. Members making a renewal decision for subsequent years renewed at a rate of over 89%.

       Members electing to finance their one-time initial membership fees can choose from several payment methods and down payment options. We continue to focus on down payment levels and the method of payment as strategies to improve the quality of membership receivables and collection experience. See "Account Servicing."

Financing of Initial Membership Fees

       Generally, we offer financing terms of 36 months for one-time initiation fees. Shorter terms are offered on a promotional basis or as required by applicable state, provincial or local regulations. As of December 31, 2001, approximately 20% of our clubs offered maximum financing terms that were shorter than 36 months. Initial membership fees are financed at a fixed annual percentage rate, which generally is between 16% and 18%, except where limited by applicable state laws. Financed portions of initial membership fees may be prepaid without penalty at any time during the financing term. Based on experience in 2001, we expect in excess of 90% of all new memberships originated during 2002 will be financed to some extent.

       We currently provide members with two payment methods for financed initial membership fees and monthly dues: electronic payments and monthly statements. Members may change their payment method between the electronic and monthly statement method at any time. These methods are described as follows:

  Electronic Payments. This is the most popular method for payment of financed initial membership fees and monthly dues. Under this method, on approximately the same date each month, a fixed payment is either automatically (a) transferred via debit from a member’s bank account, or (b) charged to a member’s designated credit card. Electronic payment methods are consistently selected by more than 70% of new members at the time of origination.

  Monthly Statements. New members electing not to pay by an electronic payment method are sent monthly statements setting forth the amount due and owing for their initial membership fees and monthly dues. Members then remit their payments to our processing and collection center in Norwalk, California.

       Minimum down payments are specified for financed initial membership fees to adequately defray both the initial account set-up cost as well as collection costs should the account become immediately delinquent. As a result, we cover the incremental cost of new membership processing and collection through the down payment and do not perform individual credit checks on members prior to sign up. We manage our credit risk by measuring, from past performance, the expected realizable value of financed initial membership fees for members paying by each of the aforementioned payment methods. For example, our historical analysis indicates the collection experience for electronic payments is approximately 50% better than monthly statement accounts. As of December 31, 2001 and 2000, respectively, approximately 63% and 65% of financed initial membership fees were being paid by electronic payment methods, compared to 29% at December 31, 1992, when we first started emphasizing electronic payment methods for membership payments.

Fitness Centers

       Most of our fitness centers are located near regional, urban and suburban shopping areas and business districts of major cities. Fitness centers vary in size, available facilities and types of services provided. All of our fitness centers contain a wide variety of state-of-the-art progressive resistance, cardiovascular and conditioning exercise equipment, as well as free weights. A member’s use of a fitness center may include group exercise programs or personal training instruction stressing cardiovascular conditioning, strength development or improved appearance. We require our sales, fitness and club operations personnel to complete a comprehensive educational training program. New members are offered orientations on the recommended use of exercise equipment by our personnel.

       Our current prototype fitness center generally focuses on those fitness services our members most frequently use, such as well-equipped cardiovascular, strength and free weight training areas along with a wide variety of group fitness classes. Services that receive a far-lower degree of member use, such as swimming pools, running tracks, racquet courts or other athletic facilities are being de-emphasized. Our prototype fitness center, which tends to range from 15,000 to 35,000 square feet, has recently averaged approximately 26,000 square feet and cost $1.8 million to construct, exclusive of purchased real estate and exercise equipment and net of landlord contributions. The prototype is designed to cost less to construct and maintain than our older facilities and has the capacity to accommodate significantly more members than older fitness centers of the same size because it focuses on the most widely used amenities. We generally invest approximately $400,000 ($300,000 through lease programs) for exercise equipment in a prototype fitness center.

       We continuously upgrade and expand our facilities in order to increase our membership base and more effectively capitalize on our marketing and administrative functions. Approximately $30 - $35 million is invested annually to maintain and make minor upgrades to our existing facilities. These improvements include:

  Exercise equipment upgrades;

  Heating, ventilation and air conditioning and other building and operating equipment upgrades and replacements; and

  Locker room and workout area refurbishment.

       In addition, we have substantially completed an expansion and general refurbishment program undertaken in 1998 to refurbish and make major expansions and/or upgrades to the majority of our fitness centers, including updating exercise equipment and décor to improve club ambiance. We have also invested over the past three years in new facilities generally based on our new fitness center prototype: 18 of these facilities opened in 2001, 14 opened in 2000 and 22 opened in 1999. We expect to continue to open, on average, approximately 20 fitness centers annually generally based on our prototype.

       Presently five fitness centers in Upstate New York, including two facilities we previously owned, and one fitness center in Nassau, Bahamas are operated by third parties, pursuant to franchise agreements, under the service mark "Bally Total Fitness." We continue to seek additional franchise relationships in smaller domestic markets and select international locations.

Sales and Marketing

       We devote substantial resources to the marketing and promotion of our fitness centers and their services under each of the brands we operate. We believe strong marketing support is critical to attracting new members at both existing and new fitness centers. The majority of our fitness centers use the branded service mark "Bally Total Fitness," including 12 upscale fitness centers that are known as "Bally Sports Clubs." The nationwide use of the service mark enhances brand identity and increases advertising efficiencies. Pursuant to our strategy of targeted market segmentation, we have opened or acquired new facilities during the past few years that operate under more trendy or upscale brands, including 19 fitness centers as "Crunch Fitness", 11 fitness centers as "The Sports Clubs of Canada", seven as "Pinnacle Fitness" and six as "Gorilla Sports" and plan to further expand the use of these brands.

       We operate fitness centers in over 50 major metropolitan areas representing 62% of the United States population and over 15% of the Canadian population with over 340 of our fitness centers located in the top 25 metropolitan areas in the United States and Toronto. Concentrating our fitness centers in major metropolitan areas increases the efficiency of our marketing and advertising programs and enhances brand identity and word-of-mouth marketing.

       We spent $54.0 million, $51.4 million and $47.8 million in 2001, 2000 and 1999, respectively, for advertising and promotion. Historically, we have primarily advertised on television and, to a lesser extent, through direct mail, newspapers, telephone directories, radio, outdoor signage and other promotional activities. We have placed increased emphasis in recent years on direct mail and other promotions based on extensive research activities we have undertaken.

       Our sales and marketing programs emphasize the benefits of health, physical fitness and exercise by appealing to the public’s desire to look and feel better. Advertisements are augmented with individual sales presentations made by sales personnel in our fitness centers. We believe the various membership and payment plans, in addition to our strong brand identity and the convenience of multiple locations, constitute distinct competitive advantages.

       Our marketing efforts also include corporate membership sales and in-club marketing programs. Open houses and other activities for members and their guests are used to foster member loyalty and introduce fitness centers to prospective members. Referral incentive programs involve current members in the process of new member enrollments and enhance member loyalty.

       Direct mail reminders encourage renewal of existing memberships. We have approximately 120 employees within our regional member processing and collection centers dedicated primarily to inbound renewal programs and outbound telemarketing programs to existing members. Telemarketing is used predominately to offer services to members and, to a lesser extent, to attract prospective new members.

       We also attract membership interest from internet visitors to our home page at www.ballyfitness.com. At the end of 1999, we launched our redesigned website and have developed strategic web-based partnerships. During 2001, the level of activity grew to more than 5.2 million unique users visiting the site, resulting in the issuance of nearly 147,000 guest passes and the collection of over 45,000 dues payments.

       In 2001, we continued to benefit from new and existing strategic marketing alliances heightening public awareness of our fitness centers and the Bally Total Fitness brand. Our licensed Bally Total Fitness line of portable exercise equipment is carried in more than 3,000 retail stores in the United States and Canada. Strategic alliances during 2001 included Visa USA, Mastercard®, Time Warner, Sports Display, Inc., Pepsi-Cola

Company, Sunkist Growers, Muzak, Novartis (Lamasil AT ™), Kodak, Sprint, Kraft, Kellogg’s, Unilever (Dove), Gatorade and Nike. These alliances provide products for our members to use and/or sample as well as an incremental source of revenue for us.

Account Servicing

       Membership contracts are administered and collected under uniform procedures implemented by our two member processing and collection centers. These centers enable us to centralize:

  Member service;
  Processing and collection of our membership accounts;
  Telemarketing; and
  Membership information systems.

       All collections for past-due accounts are initially handled internally by the member processing and collection centers. We systematically pursue past-due accounts by utilizing a series of computer-generated correspondence and telephone contacts. Our power-dialer system assists in the efficient administration of our in-house collection efforts. Based on period of delinquency, members are contacted by collectors with varying degrees of expertise, with our less experienced collectors concentrating on early delinquencies, and our more experienced collectors pursuing seriously delinquent accounts. At 60 days past due, members are generally denied entry to the fitness centers. Delinquent accounts are generally written off after 90 or 180 days without payment, depending on delinquency history. Accounts that are written off are reported to credit reporting bureaus, and selected accounts are then sold to a third-party collection group.

       We continue to investigate opportunities to enhance our collection efforts based on information provided by credit scoring and behavioral modeling, among others, which we believe will improve the yield from our membership receivables portfolio. We prioritize our collection approach based on credit scores and club usage, among others, at various levels of delinquency. By tailoring our membership collection approach to reflect a delinquent member’s likelihood of payment, we believe that we can collect more of our membership receivables at a lower cost. To credit score, we use a national bureau, which charges a nominal fee per account. We also believe that other collection techniques, such as our conversion to monthly statements from coupon books in October 1998 for new members financing their initiation fee but not electing an electronic payment method, results in improved collection of our membership receivables.

Competition

       We are the largest commercial operator of fitness centers in North America in terms of revenues, number of members, and number and square footage of facilities. We are the largest operator, or among the largest operators, of fitness centers in every major market in which we operate fitness centers. Within each market, we compete with other commercial fitness centers, physical fitness and recreational facilities established by local governments, hospitals, and businesses for their employees, the YMCA and similar organizations, and, to a certain extent, with racquet, tennis and other athletic clubs, country clubs, weight-reducing salons and the home-use fitness equipment industry. We also compete, to some extent, with entertainment and retail businesses for the discretionary income of our target markets. However, we believe our brand identity, operating experience, ability to allocate advertising and administration costs over all of our fitness centers, nationwide operations, purchasing power and account processing and collection infrastructure, provide us with distinct competitive advantages. Future competitive factors may emerge which may lessen our ability to compete as effectively.

       We believe competition has increased to some extent in certain markets, reflecting the public’s enthusiasm for fitness and the decrease in the cost of entry into the market due to financing available from, among others, landlords, equipment manufacturers and private equity sources. We believe our brand identity is strong, membership plans are affordable and we have the flexibility to be responsive to economic conditions.

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

Properties

       At December 31, 2001, we operated approximately 405 fitness centers in 28 states and Canada. At December 31, 2001, we owned 49 fitness centers and leased either the land, building or both for the remainder of our fitness centers. Aggregate rent expense, including office and administrative space, was $113.6 million, $108.0 million and $97.1 million for 2001, 2000 and 1999, respectively. Most of our leases require us to pay real estate taxes, insurance, maintenance and, in the case of shopping center and office building locations, common-area maintenance fees. A limited number of leases also provide for percentage rental based on receipts. Various leases also provide for rent adjustments based on changes in the Consumer Price Index, most with limits provided to protect us from large increases in annual rental payments. One fitness center accounted for between 1% to 2% of our net revenues during 2001. We believe our properties are adequate for our current membership.

       The leases for fitness centers we have entered into in the last five years generally provide for an original term of no less than 15 years and, in some cases, for 20 years. Most leases give us at least one five-year option to renew and often two or more such options.

       Our executive offices are located in Chicago, Illinois. The lease expires in August 2011. We also lease space in Norwalk, California and Towson, Maryland for our member processing and collection centers.

Trademarks and Trade Names

       The majority of our fitness centers use the service mark "Bally Total Fitness", including 12 upscale centers that are known as "Bally Sports Clubs." The nationwide use of the service mark enhances brand identity and increases advertising efficiencies. Pursuant to our strategy of targeted market segmentation, we have opened or acquired new facilities during the past few years that operate under upscale brands, including 19 fitness centers as "Crunch Fitness", 11 fitness centers as "The Sports Clubs of Canada," seven as "Pinnacle Fitness" and six as "Gorilla Sports" and plan to further expand the use of these brands.

Seasonality of Business

       Historically, we experience greater membership fee originations in the first quarter and lower membership fee originations in the fourth quarter, while advertising expenditures are typically lower during the fourth quarter. Our products and services business may have the effect of further increasing the seasonality of our business.

Employees

       At December 31, 2001, we had approximately 21,250 employees, including approximately 11,200 part-time employees. The distribution of our employees is summarized as follows:

  Approximately 20,150 employees are involved in fitness center operations, including sales personnel, instructors, personal trainers, supervisory and facility personnel;

  Approximately 850 employees are involved in the operation of our member processing and collection centers, including management information systems;

  Approximately 100 employees are product and service development and operations support personnel; and

  Approximately 150 employees are accounting, marketing, human resources, real estate, legal and administrative support personnel.

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

Government Regulation

       Our operations and business practices are subject to regulation at federal, state, provincial and local levels. The general rules and regulations of the Federal Trade Commission and of other federal, state, provincial and local consumer protection agencies apply to our advertising, sales and other trade practices.

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

       Under so-called "cooling-off" statutes in most states and provinces, new members of fitness centers have the right to cancel their memberships for a period of three to 10 days after the date the contract was entered into and are entitled to refunds of any payment made. The amount of time new members have to cancel their membership contract depends on the applicable state and provincial law. Further, our membership contracts provide that a member may cancel his or her membership at any time for qualified medical reasons or if the member relocates a certain distance away from a Bally fitness center. In addition, a membership may be cancelled in the event of a member’s death. The specific procedures for cancellation in these circumstances vary according to differing state and provincial laws. In each instance, the canceling member is entitled to a refund of prepaid amounts only. Furthermore, where permitted by law, a cancellation fee is due upon cancellation, and we may offset that amount against any refunds owed.

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

       Item 4 is inapplicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

       Lee S. Hillman has been a Director of Bally since October 1992 and Chairman since October 2000. He was elected President and Chief Executive Officer in October 1996. Additionally, Mr. Hillman was Treasurer of Bally from April 1991 to October 1996, Executive Vice President from September 1995 to October 1996, Senior Vice President from April 1991 to September 1995 and Chief Financial Officer from April 1991 to May 1994. Mr. Hillman was Vice President, Chief Financial Officer and Treasurer of Bally Entertainment Corporation between November 1991 and December 1996, Executive Vice President between August 1992 and December 1996, and Senior Vice President between November 1991 and July 1992. Mr. Hillman is also a director of Holmes Place, Plc. (an operator of fitness centers in the United Kingdom). Mr. Hillman is 46 years of age.

       John W. Dwyer was elected a Director in June 2001, Executive Vice President of Bally in November 1997, a Senior Vice President in 1995, Vice President and Chief Financial Officer in May 1994 and was Treasurer from October 1996 to June 2001. Mr. Dwyer was Corporate Controller of Bally Entertainment Corporation between June 1992 and December 1996 and a Vice President between December 1992 and December 1996. Mr. Dwyer is 49 years of age.

       William G. Fanelli was elected Senior Vice President, Finance in June 2001, was Senior Vice President, Operations of Bally from November 1997 to June 2001 and was Vice President, Strategic Operations from November 1996 to November 1997. Mr. Fanelli was Director, Business Development of Bally Entertainment Corporation from October 1993 to December 1996. Mr. Fanelli is 39 years of age.

       Cary A. Gaan was elected Senior Vice President and General Counsel of Bally in January 1991 and Secretary in April 1996. Mr. Gaan served as a Vice President from 1987 to 1991. Mr. Gaan is 56 years of age.

       Harold Morgan has been employed by Bally since August 1991 and was elected a Vice President in January 1992 and Senior Vice President, Human Resources in September 1995. Mr. Morgan was Vice President, Human Resources of Bally Entertainment Corporation between December 1992 and December 1996. Mr. Morgan is 45 years of age.

       Paul A. Toback was elected Executive Vice President in February 2002, Chief Operating Officer in June 2001 and was Senior Vice President, Corporate Development of Bally from March 1998 to June 2001 and Vice President, Corporate Development in November 1997. From January 1995 to August 1997, Mr. Toback was Senior Vice President and Chief Operating Officer of Globetrotters Engineering Corp., and from January 1993 to December 1994, he served as Executive Assistant to the Chief of Staff at the White House. Prior to January 1993, Mr. Toback was Director of Administration for Mayor Daley in the City of Chicago. Mr. Toback is 38 years of age.

       John H. Wildman was elected Senior Vice President, Sales and Marketing of Bally in November 1996 and Vice President, Marketing in September 1995. For approximately four years prior thereto, Mr. Wildman was a Senior Area Director for Bally. Mr. Wildman is 42 years of age.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       Our common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "BFT". The following table sets forth, for the periods indicated, the high and low quarterly sales prices for a share of our common stock as reported on the NYSE.

                                            High          Low
                                         ----------    ----------
2000:
  First quarter                          $ 27 9/16     $ 20 7/8
  Second quarter                           27 7/8        21 5/16
  Third quarter                            26            20 9/16
  Fourth quarter                           34 7/8        22 13/16

2001:
  First quarter                          $ 33 15/16    $ 25 3/4
  Second quarter                           30            22.90
  Third quarter                            29.70         18.90
  Fourth quarter                           22.49         17.85

       As of March 11, 2002, there were 8,101 holders of record of our common stock.

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

       In the third quarter of 2001, we recorded a net benefit of special items of $8.3 million ($.27 per diluted share) to record special charges primarily related to the September 11th tragedy and a one-time markdown of retail apparel, offset by a reduction of our tax valuation allowance as a result of our continued improved operating results and trends. In the fourth quarter of 2000, we recorded a one-time non-cash charge of $6.5 million ($.24 per diluted share) to write off third-party internet investments. In the third quarter of 2000, as a result of our improved operating results and trends, we reduced our tax valuation allowance by $20.0 million ($.72 per diluted share). In the first quarter of 1999, in accordance with AICPA Statement of Position 98-5, Reporting Costs of Start-up Activities, we wrote off unamortized start-up costs of $.3 million ($.01 per share) as a cumulative effect of a change in accounting principle. In 1997, we recognized an extraordinary loss on extinguishment of debt of $21.4 million ($1.37 per share) resulting from a refinancing of our subordinated debt and revolving credit facility.

       EBITDA is defined as operating income (loss) before depreciation and amortization, plus finance charges earned and is presented below excluding special charges. We have presented EBITDA supplementally because we believe this information is useful given the significance of our depreciation and amortization and because of our highly leveraged financial position. This data should not be considered as an alternative to any measure of performance or liquidity as promulgated under generally accepted accounting principles (such as net income/loss or cash provided by/used in operating, investing and financing activities), nor should this data be considered as an indicator of our overall financial performance. Also, the EBITDA definition used herein may not be comparable to similarly titled measures reported by other companies.

                                                      Year ended December 31
                                        ------------------------------------------------
                                            2001      2000      1999      1998      1997
                                        --------  --------  --------  --------  --------
                                              (in millions, except per share data)
Statement of Operations Data
Net revenues                            $  852.0  $  785.9  $  663.0  $  575.6  $  526.5
Depreciation and amortization               73.2      65.6      52.9      48.3      52.9
Operating income (loss)                     57.8      51.4      33.9       2.6     (19.3)
Before extraordinary items and
  cumulative effect of a change in
  accounting principle:
    Income  (loss)                          80.7      78.6      42.4      13.3     (23.5)
    Basic earnings (loss) per common
     share                                  2.91      3.29      1.81      0.59     (1.51)
    Diluted earnings (loss) per common
     share                                  2.70      2.84      1.56      0.51     (1.51)

Balance Sheet Data (at December 31)
Cash and equivalents                    $    9.3  $   13.1  $   23.5  $   64.4  $   61.7
Installment contracts receivable, net      558.2     565.0     486.1     422.1     343.6
Total assets                             1,716.9   1,560.6   1,348.6   1,128.8     967.6
Long-term debt, less current maturities    639.9     674.3     593.9     482.2     405.4
Stockholders' equity                       512.7     297.8     212.5     161.8      70.3

Other Financial Data
EBITDA                                  $  205.0  $  192.0  $  146.2  $  101.1  $   72.8
Cash provided by (used in):
 Operating activities                      108.6      49.2      39.1     (32.0)    (35.9)
 Investing activities                     (121.9)   (112.5)   (138.0)    (79.0)    (16.1)
 Financing activities                        9.5      52.9      58.0     113.7      97.2

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The following discussion of the financial condition and results of operations of Bally should be read in conjunction with the Company’s Consolidated Financial Statements and related Notes in Item 8 of this Report.

General

       Our three primary strategic objectives have been to: improve the operating margins of our fitness center membership operations—our core business; introduce new products and services to our members; and increase the number of fitness centers we operate based on our more profitable fitness center prototype. To meet these objectives, the following strategic initiatives were developed and implemented:

       Improve Core Business Operating Margins. Our primary approach to improve the operating margins was to grow and improve the quality of revenues while leveraging the largely fixed cost structure of our business.

  Membership revenue as a whole has grown over 7% annually over the last four years. In late 1997, we increased our emphasis on the sale of higher margin multi-club memberships, which are typically financed, rather than the sale of lower margin single-club memberships. In late 1998, we significantly increased the monthly charge to new members for dues and have grown dues collected by 38% since 1998. Since 1997 we have been adding to our base of upscale clubs through the acquisitions of Pinnacle Fitness, Gorilla Sports, The Sports Clubs of Canada and Crunch Fitness. These clubs generally charge lower initiation fees than our Bally Total Fitness branded clubs, but carry significantly higher monthly dues throughout the life of the membership.

  We also continued our focus on maintaining higher down payments on financed membership plans and securing installment payments electronically. The emphasis on the sale of multi-club memberships contributed to a 65% increase in the weighted-average initiation fee of Bally Total Fitness brand club memberships sold from 1996 to 2001. Initiation fee revenue from the sale of multi-club Bally Total Fitness branded membership plans grew to 91% of initiation fee revenue in 2001, compared to 77% of initiation fee revenue in 1996, under the Company’s previous pricing strategy. In addition, the financed initial membership fees in our receivable portfolio using an electronic payment method was 63% and 65% at December 31, 2001 and 2000, respectively.

       These efforts, along with the introduction of products and services, contributed to a 118% improvement in margins for earnings before interest, taxes, depreciation and amortization plus finance charges earned to 24% in 2001 from 11% in 1996. We believe that all of these actions, some of which initially reduced new membership unit sales and revenues, will continue to improve cash flows and operating income and margins.

       Add Products and Services. We also believe significant opportunities exist to increase revenues beyond those generated by the sale of membership plans and receipt of monthly dues. These additional revenues do not require significant capital investment and leverage the growing distribution platform that our clubs have become. Beginning in mid-1997, we implemented and have greatly expanded since then our product and service offerings, including:

  Personal training services now offered at most of our fitness centers;

  An exclusive line of Bally-branded nutritional products sold to our members; and

  Retail stores, currently located in approximately 365 of our fitness centers, which sell nutritional products, workout apparel and other specialty and convenience items.

       Revenues from products and services have grown over fourteen-fold since 1997, to $144.9 million in 2001, while the EBITDA margin from products and services has grown to $53.6 million, a 37% increase over 2000.

       Develop New Facilities. To build upon our improved core operations and accelerate the growth of our business, we have invested in facilities expansion in three ways:

  In 1998, we initiated a plan to increase new facility openings of our more profitable new fitness center prototype. Twenty-two of these facilities were opened during 1999, 14 were opened in 2000 and 18 in

  2001. Due to deferral accounting, new fitness centers generally require nearly a full year before generating incremental operating income and earnings before interest, taxes, depreciation and amortization and require, on average, seven or more years to approach maturity. Certain new club facilities are opened to replace older, under-performing clubs at their lease expiration date to take advantage of favorable real estate and other facility cost factors in new locations within an existing trading area. These clubs reach maturity sooner as a result of the transfer of the existing membership base from the replaced facility.

  In late 1997, we began to upgrade and expand our existing facilities and much of our exercise equipment beyond normal maintenance requirements. We have invested extensively to refurbish and make major upgrades to the majority of our fitness centers, including adding and upgrading exercise equipment and refreshing interior and exterior finishes to improve club ambiance. We believe these upgrades have enabled us to continue to attract and retain a strong membership base and more effectively capitalize on our marketing and administrative infrastructure.

  Due to our relative size in a fragmented market, we are well positioned to identify opportunities to selectively acquire existing fitness center operations at attractive prices. Recently acquired fitness center operations generally were immediately accretive on a per share basis in terms of operating income and earnings before interest, taxes, depreciation and amortization. On December 31, 2001, we acquired Crunch Fitness which has 19 fitness centers located in New York City, Atlanta, Chicago, San Francisco, Los Angeles and Miami. During 2000, we acquired 17 existing fitness centers: 13 in the Portland, Oregon area, where we previously had no fitness centers, operating as "Bally Total Fitness", three in the San Diego, California area operating as "Bally Total Fitness", and one club in Pittsburgh, Pennsylvania, operating as a "Bally Sports Club". During 1999, we acquired 24 existing fitness centers: 10 in the Toronto area operating as "The Sports Clubs of Canada", two in the San Francisco area operating as "Pinnacle Fitness", one club in each of the Chicago and Los Angeles areas operating as "Gorilla Sports", six clubs in the Fresno area, where we previously had no fitness centers, and four clubs in the Seattle area now operating as "Bally Total Fitness".

Summary of Significant Accounting Policies

       Revenues from initial membership fees (net of any related allowances) are deferred and recognized ratably over the weighted-average expected life of the memberships, which for paid-in-full memberships and financed memberships sold have been calculated to be 36 months and 22 months, respectively. Costs directly related to the origination of memberships (substantially all of which are sales commissions paid) are also deferred and are amortized using the same methodology as for initial membership fees described above. The allowance for cancellations of memberships under so-called "cooling-off" statutes in most states, contractually permitted cancellations and first payment defaults is charged directly against membership revenue, as is the provision for doubtful receivables, which represents the allowance for all other uncollectible memberships. Dues revenue is recorded as monthly services are provided. Accordingly, when dues are prepaid, the prepaid portion is deferred and recognized over the applicable term.

Results of Operations

Comparison of the years ended December 31, 2001 and 2000

       Net revenue for 2001 was $852.0 million compared to $785.9 million in 2000, an increase of $66.2 million (8%). Net revenue from comparable fitness centers increased 6%. This increase in net revenues resulted from the following:

  Membership revenue grew $30.3 million or 5% over the prior year. New membership units originated increased by 1% over the prior year, while the weighted-average price of initiation fees for memberships sold decreased 2%, principally as a result of the net addition of five clubs in markets that offer lower initiation fees due to statutory limits on initiation fees or length of finance term, and the continued availability of a selection of shorter-term and seasonal membership programs during the year. As a result, membership initiation fees originated decreased 1% from the prior year. The provision for doubtful receivables and cancellations, included as a direct reduction of membership revenue, was 41% of the gross financed portion of originations for both periods. Total dues revenue increased $18.2 million (6%) during 2001.

  Products and services revenue increased $34.1 million (31%) over 2000, primarily reflecting the continued growth of personal training services and nutritional product sales.

  Miscellaneous revenue increased $1.9 million (12%) over 2000, primarily reflecting additional revenue from co-marketing partnerships.

       The weighted-average number of fitness centers during 2001 increased to 387 from 376 during 2000, a 3% increase, including an increase in the weighted-average number of centers operating under our upscale brands from 34 to 38. During 2001, we opened 18 new fitness centers within our major metropolitan areas. On December 31, 2001, we acquired 19 additional fitness centers (with our acquisition of Crunch Fitness) that are not reflected in our 2001 results or averages. At December 31, 2001, we operated a total of 55 upscale fitness centers: 19 as "Crunch Fitness", 12 as "Bally Sports Clubs", 11 as "The Sports Clubs of Canada", seven as "Pinnacle Fitness" and six as "Gorilla Sports".

       Operating income for 2001, excluding special charges of $6.7 million, was $64.5 million compared to $57.9 million, excluding special charges of $6.5 million, in 2000. The increase of $6.6 million (11%) was due to a $66.2 million increase in net revenue (8%), offset, in part, by an increase in operating costs and expenses of $59.6 million (8%) including a $7.6 million increase in depreciation and amortization. The special charges in 2001 related to cancelled or reformatted marketing events and other direct and indirect costs from disruptions and shutdowns of various club operations and programs resulting from the September 11th terrorist events and a one-time markdown of retail apparel in connection with management’s strategic repositioning of in-club retail stores, adding juice bars to replace slow moving, lower margin fashion apparel. The special charges in 2000 represented a one-time non-cash charge recorded to write off third-party internet investments. Earnings before interest, taxes, depreciation and amortization, including finance charges earned ("EBITDA"), exclusive of the impact of the special charges, was $205.0 million in 2001 versus $192.0 million in 2000, a 7% increase. The EBITDA margin, before special charges, was 24% in both periods. In 2001, the margin was negatively impacted by increases in utilities costs system-wide and by new club growth which, due to deferred revenue accounting, initially results in higher incremental operating costs than recognized revenues. Fitness center operating expenses increased $30.2 million (6%), due principally to incremental costs of operating new fitness centers and higher energy costs. Products and services expenses increased $19.7 million (27%) to support the revenue growth of product and service offerings. Operating income from products and services increased to $53.6 million from $39.2 million in the prior year (37%), with an EBITDA margin of 37% in 2001 compared to 35% in 2000. Member processing and collection center expenses decreased $1.2 million (3%) as a result of expense reimbursements from servicing fees associated with servicing the portions of the installment contracts receivable portfolio that were sold in 2001 to a major financial institution. Advertising expenses increased $2.6 million (5%) compared to the prior year due to a change in advertising strategy to reach new segments of prospective customers and to support clubs in new markets. General and administrative expenses increased $.8 million (3%) compared to the prior year to support the Company’s overall growth. Depreciation and amortization expense increased $7.6 million (12%) largely as a result of increased expenditures for property and equipment and acquired fitness centers during the past two years.

       Finance charges earned in excess of net interest costs totaled $9.2 million in 2001, an increase of $1.0 million over last year resulting from a reduction in the Company’s net borrowings, offset in part, by reductions in finance charges earned due to the sale of receivables in 2001.

       The income tax provisions for 2001 and 2000 reflect state and Canadian income taxes. The federal provisions were offset by the utilization of prior years’ net operating losses. In addition, as a result of our improved operating results and trends, we reduced our tax valuation allowance by $15.0 million and $20.0 million in the third quarters of 2001 and 2000, respectively. These adjustments were reflected as reductions of the tax provision, increasing net income.

Comparison of the years ended December 31, 2000 and 1999

       Net revenue for 2000 was $785.9 million compared to $663.0 million in 1999, an increase of $122.9 million (19%). Net revenue from comparable fitness centers increased 9%. This increase in net revenues resulted from the following:

  Membership revenue grew $69.9 million or 12% over the prior year. New membership units originated increased by 6% over the prior year, and the weighted-average price of initiation fees for memberships sold increased 5%. As a result, membership initiation fees originated increased 11% from the prior year. The provision for doubtful receivables and cancellations, included as a direct reduction of membership revenue, was 41% of the gross financed portion of originations for both periods. Dues collected increased $38.6 million (16%) from 1999, reflecting continued improvements in member retention and pricing strategies and an increase attributable to fitness centers operating under our upscale brands.

  Products and services revenue increased $48.3 million (77%) over 1999, primarily reflecting the continued growth of personal training services and nutritional product sales.

  Miscellaneous revenue increased $4.7 million (43%) over 1999, primarily reflecting the continued growth of licensing and co-marketing revenue.

       The weighted-average number of fitness centers during 2000 increased to 376 from 343 during 1999, a 10% increase, including an increase in the weighted-average number of centers operating under our upscale brands from 22 to 34. During 2000, we opened 14 new fitness centers within our major metropolitan areas and acquired 17 additional fitness centers: 13 in the Portland, Oregon area, where we previously had no fitness centers, three in the San Diego, California area and one in Pittsburgh, Pennsylvania. At December 31, 2000, we operated a total of 34 upscale fitness centers: 11 as "Bally Sports Clubs", 10 as "The Sports Clubs of Canada", eight as "Pinnacle Fitness" and five as "Gorilla Sports".

       Operating income for 2000, excluding a special charge of $6.5 million, was $57.9 million compared to $33.9 million in 1999. The increase of $24.0 million (71%) was due to a $122.9 million increase in net revenue (19%), offset, in part, by an increase in operating costs and expenses of $86.0 million (15%) and a $12.7 million increase in depreciation and amortization. The special charge in 2000 represented a one-time non-cash charge recorded to write off third-party internet investments. EBITDA, exclusive of the impact of the special charge, was $192.0 million in 2000 versus $146.2 million in 1999, a 31% increase. The EBITDA margin, before the special charge, was 24% in 2000 versus 22% in 1999. Fitness center operating expenses increased $47.9 million (11%), due principally to incremental costs of operating new fitness centers and additional sales commissions from the growth in initial membership fees originated. Products and services expenses increased $30.1 million (73%) to support the revenue growth of product and service offerings. Operating income from products and services increased to $39.2 million from $21.0 million in the prior year (87%), with an EBITDA margin of 35% in 2000 compared to 34% in 1999. Member processing and collection center expenses increased $2.5 million (6%) due to increased printing and postage costs to support the growth in the collection of membership fees and dues. Advertising expenses increased $3.7 million (8%) compared to the prior year due to increased market research, new club marketing and direct mail programs used to grow initial membership fees. General and administrative expenses increased $1.8 million (7%) compared to the prior year to support the Company’s overall growth. Depreciation and amortization expense increased $12.7 million (24%) largely as a result of the significant increase in purchases and construction of property and equipment during 2000 and 1999.

       Finance charges earned in excess of net interest costs totaled $8.2 million in 2000, a decrease of $1.3 million from 1999 resulting from an increase in the Company’s net borrowings, offset in part, by an increase in finance charges earned in 2000.

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

Liquidity and Capital Resources

       Cash flow provided from operating activities for 2001 was $108.6 million compared to $49.2 million in 2000. The Company’s two bulk sales of receivables during 2001 accelerated cash collections by $60.4 million. As expected, the curtailment of discounted dues promotions during the year decreased prepaid dues by $18.6 million. As a result, cash flow from operations, adjusted to exclude the aforementioned sale of receivables and decrease in prepaid dues, was $66.8 million, a 36% increase over 2000. Long-term debt outstanding was reduced by $26.8 million since the start of 2001, a 4% reduction, while net debt (total debt, less net installment contracts receivable and cash), was reduced by $16.3 million, a 14% reduction during the same period.

       Over the past four years, we have expanded our capacity to attract new members and better serve existing members by adding new clubs and by refurbishing and expanding existing clubs. During 2001, we invested $91.2 million in property and equipment, including approximately $61.0 million related to new fitness centers, and major upgrades and expansions, including new equipment, of existing centers. In addition, we added 19 fitness centers with our acquisition of Crunch Fitness with a net cash investment of $23.5 million. Finally, approximately $30.0 million was spent and capitalized during 2001 to support existing fitness centers. Capital expenditures presently planned for 2002 are expected to be below 2001 levels.

       We are authorized to repurchase up to 1,500,000 shares of our common stock on the open market from time to time. We repurchased 625,100 shares between August 1998 and November 1999 at an average price of $18 per share and 54,500 shares in February 2002 at $15.73 per share.

       In March 2001, we sold 2,238,821 shares of our common stock to the public, and the Estate of Arthur M. Goldberg, our former Chairman, exercised an outstanding warrant to purchase 2,207,104 shares of our common stock. We received net proceeds from these transactions of approximately $65 million, which was used principally to reduce bank debt.

       In 2001, we sold to a major financial institution a portion of our installment contracts receivable portfolio at net book value in two transactions. The first bulk sale completed in March 2001 yielded proceeds of $45 million. The second bulk sale completed in September 2001 yielded proceeds of $60 million. The combined proceeds of $105 million were used principally to reduce debt.

       In December 2001, we amended our three-year bank credit facility, increasing the aggregate amount available to $225.0 million, consisting of a three-year $135.0 million term loan and a $90.0 million three-year revolving credit facility. The proceeds from the term loan were primarily used to repay principal outstanding on our revolving credit facility. The amount available under the revolving credit facility is reduced by any outstanding letters of credit, which cannot exceed $30.0 million. At December 31, 2001, we had drawn $18.0 million on the revolving credit facility and had outstanding letters of credit totaling $5.0 million. At February 28, 2002, we had drawn $42.5 million on the revolving credit facility and had outstanding letters of credit totaling $5.8 million. The $135.0 million term loan is repayable in 13 installments. The first installment of $250,000 was paid in December 2001, 11 quarterly installments of $460,000 begin March 31, 2002 and the final installment of $129,690,000 is due November 2004. We have no scheduled principal payments under our subordinated debt until October 2007. The principal amount of the certificates under our Series 1996-1 securitization facility began amortizing in July 2001 and had a principal balance of $74.6 million at December 31, 2001 and $48.5 million at February 28, 2002. The remaining principal balance will be funded from cash from operations or borrowings on our revolving credit facility or new revolving securitization. In November 2001, we issued a Series 2001-1 $155.0 million revolving series under the H&T Master Trust. At December 31, 2001 we had drawn $50.0 million on this series and $82.0 million as of February 28, 2002. The principal balance will begin amortizing in December 2003. Our debt service requirements, including interest, during 2002 are approximately $78.3 million, exclusive of the securitization amounts described above. We believe that we will be able to satisfy our 2002 requirements for debt service, capital expenditures and any stock repurchases, out of available cash balances, cash flow from operations and, if necessary, borrowings on the revolving credit facility. In addition to cash from operating activities, we believe our longer-term debt service requirements through 2004 can be satisfied by further refinancing our term loan or securitization facility, or through additional offerings of our common stock.

       We participate in a credit card marketing program with a major financial institution. This program allows our members to transfer their financed balance with us to a credit card issued by the financial institution. This is a recourse financing program in which our contingent exposure was $38.9 million as of December 31, 2001. Based on our experience over the six years this program has been in place, we believe we are adequately reserved for this contingent exposure.

       We guarantee the leases on two fitness centers, which are part of a joint venture with Holmes Place, Plc. The leases have 15 year terms beginning in May 2002 and November 2002 with current annual rental amounts (subject to escalation) of $.6 million and $1.0 million, respectively. Our Chairman, President and Chief Executive Officer is a director of Holmes Place, Plc.

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

       We are exposed to market risk from changes in the interest rates on certain of our outstanding debt. The outstanding loan balance under our bank credit facility, the Series 2001-1 floating rate accounts receivable-backed variable funding certificates and variable portion ($6.8 million as of December 31, 2001) of the Series 1996-1 securitization facility bear interest at variable rates based on prevailing short-term interest rates in the United States and Europe. Based on 2001’s average outstanding balance of these variable rate obligations, a 100 basis point change in interest rates would change interest expense in 2001 by approximately $1.3 million. For fixed rate debt, such as our senior subordinated promissory notes and the securitization facility, interest rate changes affect their fair market value but do not impact earnings or cash flows.

       We have purchased an 8.99% London Interbank Offer Rate cap as required by the variable rate portion of the Series 1996-1 securitization facility and an 8.50% rate cap on the Series 2001-1 floating rate accounts receivable-backed variable funding certificates, for which $50.0 million was outstanding as of December 31, 2001. We presently do not use other financial derivative instruments to manage our interest costs. We are subject to minimal foreign exchange risk and no commodity risk.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Bally Total Fitness Holding Corporation

       We have audited the accompanying consolidated balance sheets of Bally Total Fitness Holding Corporation as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a)2. These financial statements and the schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bally Total Fitness Holding Corporation at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

       As discussed in the Summary of Significant Accounting Policies footnote to the consolidated financial statements, in 1999 the Company changed its method of accounting for start-up costs.

ERNST & YOUNG LLP

Chicago, Illinois
February 12, 2002

BALLY TOTAL FITNESS HOLDING CORPORATION
Consolidated Balance Sheet
                                                                    December 31
                                                       ------------------------
                                                             2001          2000
                                                       ----------    ----------
                                               (In thousands, except share data)
ASSETS

Current assets:
  Cash and equivalents                                 $    9,310    $   13,074
  Installment contracts receivable, net                   284,611       289,836
  Other current assets                                     68,899        61,516
                                                       ----------    ----------
    Total current assets                                  362,820       364,426

Installment contracts receivable, net                     273,607       275,121

Property and equipment, at cost:
  Land                                                     38,125        39,703
  Buildings                                               140,972       137,686
  Leasehold improvements                                  673,737       596,197
  Equipment and furnishings                               265,916       220,551
                                                       ----------    ----------
                                                        1,118,750       994,137
  Accumulated depreciation and amortization              (490,116)     (435,860)
                                                       ----------    ----------
    Net property and equipment                            628,634       558,277

Intangible assets, less accumulated amortization
  of $80,256 and $72,071                                  237,037       153,113
Deferred income taxes                                      76,104        68,115
Deferred membership origination costs                     112,959       114,129
Other assets                                               25,729        27,443
                                                       ----------    ----------
                                                       $1,716,890    $1,560,624
                                                       ==========    ==========

See accompanying notes.

BALLY TOTAL FITNESS HOLDING CORPORATION
Consolidated Balance Sheet
                                                                    December 31
                                                       ------------------------
                                                             2001          2000
                                                       ----------    ----------
                                               (In thousands, except share data)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                     $   50,471    $   51,603
  Income taxes payable                                      1,974         3,703
  Deferred income taxes                                    32,346        49,217
  Accrued liabilities                                      75,309        69,782
  Current maturities of long-term debt                     25,302        17,589
  Deferred revenues                                       294,930       306,493
                                                       ----------    ----------
    Total current liabilities                             480,332       498,387

Long-term debt, less current maturities                   639,869       674,349

Other liabilities                                          12,555         7,299

Deferred revenues                                          71,400        82,747

Stockholders' equity:
  Preferred stock, $.10 par value; 10,000,000
    shares authorized; none issued
  Series A Junior Participating; 300,000 shares
     authorized; none issued
  Common stock, $.01 par value; 60,200,000 shares
     authorized; 32,994,596 and 24,966,985 shares
     issued                                                   329           249
  Contributed capital                                     657,546       508,639
  Accumulated deficit                                    (107,807)     (188,514)
  Unearned compensation (restricted stock)                (26,559)      (11,757)
  Common stock in treasury, at cost, 614,039 and
    614,039 shares                                        (10,775)      (10,775)
                                                       ----------    ----------
    Total stockholders' equity                            512,734       297,842
                                                       ----------    ----------
                                                       $1,716,890    $1,560,624
                                                       ==========    ==========

See accompanying notes.

BALLY TOTAL FITNESS HOLDING CORPORATION
Consolidated Statement of Income
                                                         Year ended December 31
                                             ----------------------------------
                                                   2001        2000        1999
                                             ----------  ----------  ----------
                                              (In thousands, except share data)
Net revenues:
  Membership revenue                         $  689,547  $  659,279  $  589,419
  Products and services                         144,926     110,869      62,616
  Miscellaneous revenue                          17,570      15,714      10,995
                                             ----------  ----------  ----------
                                                852,043     785,862     663,030
Operating costs and expenses:
  Fitness center operations                     496,937     466,702     418,837
  Products and services                          91,376      71,716      41,570
  Member processing and collection centers       42,304      43,486      40,941
  Advertising                                    54,002      51,443      47,766
  General and administrative                     29,726      28,964      27,169
  Special charges                                 6,700       6,500
  Depreciation and amortization                  73,202      65,605      52,857
                                             ----------  ----------  ----------
                                                794,247     734,416     629,140
                                             ----------  ----------  ----------

Operating income                                 57,796      51,446      33,890

Finance charges earned                           67,258      68,462      59,449
Interest expense                                (58,848)    (62,058)    (52,394)
Other interest income                               751       1,760       2,369
                                             ----------  ----------  ----------
                                                  9,161       8,164       9,424
                                             ----------  ----------  ----------
Income before income taxes and cumulative
  effect of a change in accounting principle     66,957      59,610      43,314
Income tax benefit (provision)                   13,750      19,000        (870)
                                             ----------  ----------  ----------
Income before cumulative effect of a change
  in accounting principle                        80,707      78,610      42,444
Cumulative effect of a change in accounting
  principle                                                                (262)
                                             ----------  ----------  ----------
Net income                                   $   80,707  $   78,610  $   42,182
                                             ==========  ==========  ==========

Basic earnings per common share:
  Income before cumulative effect
    of a change in accounting principle      $     2.91  $     3.29  $     1.81
  Cumulative effect of a change in
    accounting principle                                                  (0.01)
                                             ----------  ----------  ----------
  Net income per common share                $     2.91  $     3.29  $     1.80
                                             ==========  ==========  ==========
Average common shares outstanding            27,744,046  23,858,486  23,382,288

Diluted earnings per common share:
  Income before cumulative effect
    of a change in accounting principle      $     2.70  $     2.84  $     1.56
  Cumulative effect of a change in
    accounting principle                                                  (0.01)
                                             ----------  ----------  ----------
  Net income per common share                $     2.70  $     2.84  $     1.55
                                             ==========  ==========  ==========
Average diluted common shares outstanding
  (includes 2,104,154, 3,793,551 and
  3,853,543 common equivalent shares in
  2001, 2000 and 1999)                       29,848,200  27,652,037  27,235,831

See accompanying notes.

BALLY TOTAL FITNESS HOLDING CORPORATION
Consolidated Statement of Stockholders' Equity
                                     Common stock                                 Unearned
                                   -----------------                            compensation    Common       Total
                                                Par   Contributed  Accumulated  (restricted    stock in   stockholders'
                                     Shares    value    capital     deficit        stock)      treasury      equity
                                   ----------  -----  -----------  -----------  ------------  ----------  -------------
                                                           (In thousands, except share data)
Balance at December 31, 1998       23,373,393  $ 239   $ 488,046   $ (309,306)   $  (7,978)   $  (9,218)    $ 161,783

Net income                                                             42,182                                  42,182
Issuance of common stock for
  acquisitions of businesses          141,723      1       7,798                                                7,799
Issuance of common stock under
  stock purchase and option plans     310,578      3       2,249                                                2,252
Purchases of common stock             (70,300)                                                   (1,557)       (1,557)
                                   ----------  -----   ---------   ----------    ---------    ---------     ---------
Balance at December 31, 1999       23,755,394    243     498,093     (267,124)      (7,978)     (10,775)      212,459

Net income                                                             78,610                                  78,610
Issuance of common stock for
  acquisitions of businesses          295,151      3       4,691                                                4,694
Issuance/(cancellation) of common
  stock under long-term incentive
  plan (net)                           90,000      1       3,779                    (3,779)                         1
Issuance of common stock under
  stock purchase and option plans     212,401      2       2,076                                                2,078
                                   ----------  -----   ---------   ----------    ---------    ---------     ---------
Balance at December 31, 2000       24,352,946    249     508,639     (188,514)     (11,757)     (10,775)      297,842

Net income                                                             80,707                                  80,707
Sale of common stock                2,238,821     22      53,805                                               53,827
Exercise of warrants                2,207,104     22      11,587                                               11,609
Issuance of common stock for
  acquisitions of businesses        2,987,865     30      61,863                                               61,893
Issuance/(cancellation) of common
  stock under long-term incentive
  plan (net)                          352,500      4      14,802                   (14,802)                         4
Issuance of common stock under
  stock purchase and option plans     241,321      2       2,850                                                2,852
Income tax benefit from stock
  options exercised                                        4,000                                                4,000
                                   ----------  -----   ---------   ----------    ---------    ---------     ---------
Balance at December 31, 2001       32,380,557  $ 329   $ 657,546   $ (107,807)   $ (26,559)   $ (10,775)    $ 512,734
                                   ==========  =====  ==========  ===========    =========    =========     =========

See accompanying notes.

BALLY TOTAL FITNESS HOLDING CORPORATION
Consolidated Statement of Cash Flows
                                                         Year ended December 31
                                             ----------------------------------
                                                   2001        2000        1999
                                             ----------  ----------  ----------
                                                       (In thousands)
OPERATING:
  Income before cumulative effect of a
    change in accounting principle           $   80,707  $   78,610  $   42,444
  Adjustments to reconcile to cash
      provided -
    Depreciation and amortization,
      including amortization included
      in interest expense                        76,865      69,381      56,175
    Changes in operating assets and
      liabilities                               (48,925)    (98,824)    (59,537)
                                             ----------  ----------  ----------
    Cash provided by operating activities       108,647      49,167      39,082

INVESTING:
  Purchases and construction of property
    and equipment                               (91,171)   (108,394)   (119,089)
  Acquisitions of businesses and other          (30,692)     (4,066)    (18,921)
                                             ----------  ----------  ----------
    Cash used in investing activities          (121,863)   (112,460)   (138,010)

FINANCING:
  Debt transactions -
    Net borrowings (repayments) under
      revolving credit agreement                (51,500)     69,500      75,000
    Net repayments of other long-term debt       (2,771)    (18,661)    (11,274)
    Debt issuance and refinancing costs          (4,569)                 (6,425)
                                             ----------  ----------  ----------
      Cash provided by (used in) debt
        transactions                            (58,840)     50,839      57,301

  Equity transactions -
    Proceeds from sale of common stock           53,827
    Proceeds from exercise of warrants           11,609
    Proceeds from issuance of common stock
      under stock purchase and option plans       2,856       2,078       2,252
    Purchases of common stock for treasury                               (1,557)
                                             ----------  ----------  ----------
      Cash provided by financing activities       9,452      52,917      57,996
                                             ----------  ----------  ----------

Decrease in cash and equivalents                 (3,764)    (10,376)    (40,932)
Cash and equivalents, beginning of year          13,074      23,450      64,382
                                             ----------  ----------  ----------
Cash and equivalents, end of year            $    9,310  $   13,074  $   23,450
                                             ==========  ==========  ==========

See accompanying notes.

BALLY TOTAL FITNESS HOLDING CORPORATION
Consolidated Statement of Cash Flows-(continued)
                                                         Year ended December 31
                                             ----------------------------------
                                                   2001        2000        1999
                                             ----------  ----------  ----------
                                                       (In thousands)
SUPPLEMENTAL CASH FLOWS INFORMATION:

Changes in operating assets and
  liabilities, net of effects from
  acquisitions or sales, were as follows -
    Decrease (increase) in installment
      contracts receivable                   $    1,124  $  (73,024) $  (64,017)
    Decrease (increase) in other current
      and other assets                            7,745     (14,599)     (8,987)
    Decrease (increase) in  deferred
      membership origination costs                1,170      (7,934)     (5,444)
    Increase (decrease) in accounts payable      (5,600)      1,974       6,860
    Increase (decrease) in income taxes
      payable                                   (16,780)    (20,132)        455
    Increase in accrued and other
      liabilities                                   382       2,496       7,518
    Increase (decrease) in deferred
      revenues                                  (36,966)     12,395       4,078
                                             ----------  ----------  ----------
                                             $  (48,925) $  (98,824) $  (59,537)
                                             ==========  ==========  ==========

Cash payments for interest and income
  taxes were as follows -
    Interest paid                            $   60,256  $   61,982  $   49,612
    Interest capitalized                         (3,984)     (3,959)     (1,149)
    Income taxes paid, net                        3,029       1,132         415

Investing and financing activities exclude
  the following non-cash transactions -
    Acquisition of property and equipment
      through capital leases/borrowings      $   23,472  $   28,892  $   25,118
    Acquisitions of businesses with
      common stock                               62,132       4,695       7,800
    Common stock issued under long-term
      incentive plan                             14,802       3,779
    Debt, including assumed debt related
      to acquisitions of businesses               3,862       7,577      26,393
    Tax benefit from exercise of employee
      stock options                               4,000

See accompanying notes.

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Consolidated Financial Statements
(All dollar amounts in thousands, except share data)

Summary of significant accounting policies

Basis of presentation

       The accompanying consolidated financial statements include the accounts of Bally Total Fitness Holding Corporation (the "Company") and the subsidiaries that it controls. The Company, through its subsidiaries, is a nationwide commercial operator of fitness centers with approximately 405 facilities concentrated in 28 states and Canada. The Company operates in one industry segment, and all significant revenues arise from the commercial operation of fitness centers, primarily in major metropolitan areas in the United States and Canada. Unless otherwise specified in the text, references to the Company include the Company and its subsidiaries.

       The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which require the Company’s management to make estimates and assumptions that affect the amounts reported therein. Actual results could vary from such estimates. Certain prior-year amounts have been reclassified to conform to the current-year presentation.

       In conjunction with the Company’s two bulk sales of portions of its member installment contracts receivable portfolio in 2001, the Company has reclassified for all periods presented, finance charges earned on member installment contracts as non-operating income in the consolidated statement of income. Previously, income from finance charges earned had been reported within operating revenue. The Company believes that the revised classification results in a more consistent presentation of its core operating margins without fluctuations in finance charges earned brought about solely as a result of the recent portfolio sales.

       In 2001, the Company changed its presentation of membership revenue and related costs from a "gross" to "net" presentation for all periods presented and combined the sources of membership revenue in the accompanying consolidated statement of income. The change in presentation had no impact on the timing of revenue recognition and therefore had no impact on the Company’s operating income. The purpose of the change was to simplify and clarify the presentation of the Company’s membership revenue. Under the gross method, deferrable membership revenue from originations and dues collected were presented gross and adjusted to their realized amounts through a "change in deferred revenues" adjustment. Under the net presentation method, initial membership fees originated and dues are combined in the income statement and represent the amount realized for the period, net of the impact of deferral accounting. Under the net method, the Company includes the provision for doubtful receivables as an offset to financed membership revenue. Previously the provision for doubtful receivables was reported as an element of operating expenses. The effect of including the provision as a component of revenue is to reduce both membership revenue and operating expenses by equal amounts.

       Deferrable membership origination costs have also been reclassified to a net presentation. Previously these deferrable costs have been presented on a gross basis as incurred, with an aggregate "change in deferred costs" which adjusted incurred costs to amounts recognized under deferral accounting. Under the net presentation, the impact of the deferral is combined with the related cost element to directly present recognized expenses under the deferral method.

Cash equivalents

       The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. The carrying amount of cash equivalents approximates fair value due to the short maturity of those instruments.

Property and equipment

       Depreciation of buildings, equipment and furnishings (including assets under capital leases) is provided on the straight-line method over the estimated economic lives of the related assets. Amortization of leasehold improvements is provided on the straight-line method over the lesser of the estimated useful lives of the improvements or the lease periods. Depreciation and amortization of property and equipment was $64,875, $57,875 and $47,580 for 2001, 2000 and 1999, respectively.

Deferred finance costs

       Deferred finance costs are amortized over the terms of the related debt using the bonds outstanding method. Included in "Other assets" at December 31, 2001 and 2000 were deferred finance costs of $12,056 and $10,880 respectively, net of accumulated amortization of $13,874 and $10,368, respectively.

Intangible assets

       Intangible assets consist principally of cost in excess of net assets of acquired businesses (goodwill), which has been amortized on the straight-line method over periods ranging up to 40 years from dates of acquisition, and amounts assigned to acquired operating lease rights, which are being amortized on the straight-line method over the remaining lease periods. The Company has evaluated annually whether the remaining estimated useful life of goodwill warranted revision or the remaining balance of goodwill may not be recoverable, generally considering expectations of future profitability and cash flows (undiscounted and without interest charges) on a consolidated basis. If the sum of the Company’s expected future cash flows were less than the carrying value of the Company’s long-lived assets and identifiable intangibles, an impairment loss would be recognized equal to the amount by which the carrying value of the Company’s long-lived assets and identifiable intangibles exceeded their fair value. Based on present operations and strategic plans, the Company believes that no impairment of goodwill existed at December 31, 2001. However, if future operations do not perform as expected, or if the Company’s strategic plans for its business were to change, a reduction in the carrying value of these assets may be required. (See "New accounting pronouncements").

Membership revenue recognition

       The Company’s fitness centers primarily offer a dues membership, which permits members, upon paying an initial membership fee, which may be financed, to maintain their membership on a month-to-month basis as long as monthly dues payments are made. Initial membership fees may be paid in full when members join or may be financed via installment contracts over periods ranging up to 36 months. Revenues from initial membership fees (net of any related allowances) are deferred and recognized ratably over the weighted-average expected life of the memberships, which for paid-in-full memberships and financed memberships sold have been calculated to be 36 months and 22 months, respectively. Costs directly related to the origination of memberships (substantially all of which are sales commissions paid, which are included in "Fitness center operations") are also deferred and are amortized using the same methodology as for initial membership fees described above. The allowance for cancellations of memberships under so-called "cooling-off" statutes in most states, contractually permitted cancellations and first payment defaults is charged directly against membership revenue, as is the provision for doubtful receivables, which represents the allowance for all other uncollectible memberships. Dues revenue is recorded as monthly services are provided. Accordingly, when dues are prepaid, the prepaid portion is deferred and recognized over the applicable term. Installment contracts bear interest at, or are adjusted for financial accounting purposes at the time the contracts are sold to, rates for comparable consumer financing contracts. Unearned finance charges are amortized over the term of the contracts on the sum-of-the-months-digits method, which approximates the interest method.

       Components of deferred revenues as of December 31, 2001 and 2000 (including $14.1 million in prepaid dues added in 2001 as a result of the Crunch Fitness acquisition) are as follows:

                                    2001                            2000
                      -------------------------------  -------------------------------
                        Current  Long-term      Total    Current  Long-term      Total
                      ---------  ---------  ---------  ---------  ---------  ---------
Financed initial
 membership fees
 deferred             $ 223,577  $  44,440  $ 268,017  $ 236,216  $  53,437  $ 289,653
Paid-in-full initial
 membership fees
 deferred                18,123     11,995     30,118     19,231     13,262     32,493
Prepaid dues             53,230     14,965     68,195     51,046     16,048     67,094
                      ---------  ---------  ---------  ---------  ---------  ---------
                      $ 294,930  $  71,400  $ 366,330  $ 306,493  $  82,747  $ 389,240
                      =========  =========  =========  =========  =========  =========

       Components of membership revenue for the years ended December 31, 2001, 2000 and 1999 are as follows:

                                                   2001        2000        1999
                                             ----------  ----------  ----------
Financed initial membership fees:
  Originating, net                           $  345,398  $  362,973  $  325,816
  (Increase) decrease in deferral                21,636     (16,669)    (23,093)
                                             ----------  ----------  ----------
                                                367,034     346,304     302,723

Paid-in-full initial membership fees:
  Originating, net                               23,396      24,576      23,721
  Decrease in deferral                            2,375       6,220      20,979
                                             ----------  ----------  ----------
                                                 25,771      30,796      44,700

Dues:
  Dues collected                                283,787     284,125     243,960
  (Increase) decrease in prepaid dues            12,955      (1,946)     (1,964)
                                             ----------  ----------  ----------
                                                296,742     282,179     241,996
                                             ----------  ----------  ----------
Membership revenue                           $  689,547  $  659,279  $  589,419
                                             ==========  ==========  ==========

Products and services

                                                   2001        2000        1999
                                             ----------  ----------  ----------
Net revenues:
  Retail and nutritional supplements--
    New member programs                      $   55,072  $   43,486  $   23,922
    Other                                        18,062      13,272       4,463
  Personal training--
    New member programs                          22,859      18,471       9,622
    Other                                        41,609      31,113      21,863
  Financial services                              7,324       4,527       2,746
                                             ----------  ----------  ----------
                                                144,926     110,869      62,616

Operating costs and expenses:
  Retail and nutritional supplements             51,727      41,183      20,666
  Personal training                              39,649      30,533      20,904
                                             ----------  ----------  ----------
                                                 91,376      71,716      41,570
                                             ----------  ----------  ----------
Operating income                             $   53,550  $   39,153  $   21,046
                                             ==========  ==========  ==========

       The Company offers personal training services in most club locations and operated approximately 365, 340 and 220 retail store locations within clubs as of December 31, 2001, 2000 and 1999, respectively. The Company offers a full line of Bally-branded and third-party nutritional supplements in its retail store locations and through direct sales to members. Retail and nutritional product inventory is carried at the lower of cost or market.

       The Company also offers a number of new membership programs, which include Bally-branded nutritional supplements and personal training services. The value of products and services revenue included in new membership programs is determined based on the retail value of such products and services, and is recognized upon delivery to new members as "products and services" revenue in the accompanying consolidated statement of income.

Earnings per common share

       Basic earnings per common share is computed by dividing income before cumulative effect of a change in accounting principle, cumulative effect of a change in accounting principle and net income by the weighted-average number of shares of common stock outstanding during each year, which totaled 27,744,046 shares, 23,858,486 shares and 23,382,288 shares for 2001, 2000 and 1999, respectively. Diluted earnings per common share is computed by dividing income before cumulative effect of a change in accounting principle, cumulative effect of a change in accounting principle and net income by the weighted-average number of shares of common stock and common stock equivalents outstanding during each year, which totaled 29,848,200 shares, 27,652,037 shares and 27,235,831 shares for 2001, 2000 and 1999, respectively. Common stock equivalents represent the dilutive effect of the assumed exercise of outstanding warrants and stock options and the conversion of exchangeable notes. Common stock equivalents increased the weighted-average number of shares outstanding for diluted earnings per common share by 2,104,154 shares, 3,793,551 shares and 3,853,543 shares for 2001, 2000 and 1999, respectively.

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

New accounting pronouncements

       The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which requires companies to recognize all derivatives as either assets or liabilities in the balance sheet and measure such instruments at fair value. The Company has adopted SFAS 133, as amended, as of January 1, 2001. There has been no impact on the Company’s consolidated financial statements resulting from the adoption of SFAS 133, as amended.

       In June 2001, the FASB issued SFAS No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets. Under the new rules, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company will apply the new accounting standards beginning January 1, 2002. We have completed our preliminary assessment and determined that the financial impact of SFAS No. 141 and No. 142 will be immaterial to our consolidated financial statements, with the exception of the discontinuation of goodwill amortization expense, which approximated $7.6 million in 2001.

Acquisitions

       On December 31, 2001 we completed the acquisition of Crunch Fitness, a privately held operator of 19 fitness centers located in New York City, Atlanta, Chicago, San Francisco, Los Angeles and Miami. The purchase price of approximately $90 million included $23.5 million in cash, $3.9 million in assumed debt and approximately three million shares of the Company’s common stock. At December 31, 2001, the preliminary purchase price allocated to goodwill totaled approximately $89 million. On an unaudited pro forma basis, excluding goodwill amortization, Crunch had 2001 net revenues of $74.4 million and operating income of $10.1 million. During 2000, we acquired 13 fitness centers in the Portland, Oregon area, three fitness centers in the San Diego, California area and one fitness center in Pittsburgh, Pennsylvania.

Trademarks

       In 2000, we purchased certain marks, including the "Bally Total Fitness" service mark, from their owner. Prior to this purchase, the marks were used pursuant to a long-term trademark license agreement.

Special charges

       In the third quarter of 2001, we recorded $6.7 million of special charges of which $4.2 million were principally related to cancelled or reformatted marketing events and other direct or indirect costs from disruptions and shutdowns of various club operations and programs resulting from the September 11th tragedies. Special charges also included a one-time markdown of retail apparel in connection with management’s strategic repositioning of in-club retail stores, adding juice bars to replace slow moving, lower margin fashion apparel.

       In the fourth quarter of 2000, a non-cash charge of $6.5 million was recorded for the write off of third-party internet investments.

Installment contracts receivable

                                                             2001          2000
                                                       ----------    ----------
Current:
  Installment contracts receivable                     $  397,180    $  407,560
  Unearned finance charges                                (44,898)      (49,601)
  Allowance for doubtful receivables
    and cancellations                                     (67,671)      (68,123)
                                                       ----------    ----------
                                                       $  284,611    $  289,836
                                                       ==========    ==========

Long-term:
  Installment contracts receivable                     $  358,115    $  363,512
  Unearned finance charges                                (21,675)      (24,237)
  Allowance for doubtful receivables
    and cancellations                                     (62,833)      (64,154)
                                                       ----------    ----------
                                                       $  273,607    $  275,121
                                                       ==========    ==========

       The carrying amount of installment contracts receivable at December 31, 2001 and 2000 approximates fair value based on discounted cash flow analyses, using interest rates in effect at the end of each year comparable to similar consumer financing contracts.

Accrued liabilities

                                                             2001          2000
                                                       ----------    ----------

Payroll and benefit-related liabilities                $   27,408    $   25,805
Interest                                                    6,274         7,451
Taxes other than income taxes                               7,668         7,998
Other                                                      33,959        28,528
                                                       ----------    ----------
                                                       $   75,309    $   69,782
                                                       ==========    ==========

Long-term debt

                                                             2001          2000
                                                       ----------    ----------
Nonsubordinated:
  Securitization, Series 1996-1                        $   74,581    $  160,000
  Securitization, Series 2001-1                            50,000
  Term loan, due 2004                                     134,750        74,000
  Revolving credit facility                                18,000        69,500
  Capital lease obligations                                54,287        42,500
  Other secured and unsecured obligations                  34,528        47,084
Subordinated:
  9 7/8% Series B Senior Subordinated Notes due 2007          236           236
  9 7/8% Series D Senior Subordinated Notes due 2007,
    less unamortized discount of $976 and $1,146          298,789       298,618
                                                       ----------    ----------
Total long-term debt                                      665,171       691,938
                                                       ----------    ----------

Current maturities of long-term debt                      (25,302)      (17,589)
                                                       ----------    ----------

Long-term debt, less current maturities                $  639,869    $  674,349
                                                       ==========    ==========

       In December 2001, the Company amended its three-year bank credit facility, increasing the aggregate amount available to $225,000, consisting of a three-year, $135,000 term loan due November 2004 and a $90,000 three-year revolving credit facility maturing November 2004. The amount available under the revolving credit facility is reduced by any outstanding letters of credit, which cannot exceed $30,000. At December 31, 2001, $18,000 had been drawn on the revolving credit facility and outstanding letters of credit totaled $5,038. The rate of interest on borrowings is at the Company’s option, generally based upon either the agent bank’s prime rate plus 1.75% or a Eurodollar rate plus 2.75% for the revolving credit facility and the agent bank’s prime rate plus 2.50% or a Eurodollar rate plus 3.50% for the term loan. A fee of 1.75% on outstanding letters of credit is payable quarterly. A commitment fee of one-half of 1% is payable quarterly on the unused portion of the revolving credit facility. The credit facility is secured by substantially all real and personal property (excluding installment contracts receivable) of the Company. The term loan is repayable in quarterly installments of $460 commencing March 31, 2002 and the final balance becomes due in November 2004.

       In December 1996, the Company refinanced its securitization facility by completing a private placement of asset-backed securities (the "Securitization") pursuant to the H&T Master Trust (the "Trust"). The Trust includes a portfolio of substantially all of the Company’s installment contracts receivable from membership sales and the proceeds thereof. The amount by which installment contracts receivable in the Trust exceeds the principal amount of certificates issued by the Trust is generally retained by the Company.

       The amortization of Series 1996-1 commenced in August 2001. As of December 31, 2001, the Series 1996-1 had an outstanding balance of $67.8 million and the Floating Certificates had a balance of $6.8 million, both of which are expected to be repaid in full prior to August 2002.

       In November 2001, the Company established a $155,000 floating rate accounts receivable-backed revolving facility (the "Series 2001-1"), under the Trust to refinance the Series 1996-1 securitization. As of December 31, 2001, the revolving balance under the Series 2001-1 certificates was $50,000. The Series 2001-1 certificates bear interest (1.99% at December 31, 2001) at a floating commercial paper rate capped at 8.50% pursuant to an interest rate cap agreement. An administrative fee of 1.00% and a program fee of .75% on the outstanding certificate amount is payable monthly. A commitment fee of .50% of the total commitment reduced by the outstanding certificate amount is also payable monthly. Through November 2003, the principal amount of the Series 2001-1 floating certificates is variable, and collections of installment contracts receivable flow through to the Company in exchange for the securitization of additional installment contracts receivable, except that collections are first used to fund interest requirements. The amortization period commences in December 2003, after which collections of installment contracts receivable will be used first to fund interest requirements and then to repay principal on the certificates. The amortization period ends upon the earlier to occur of the certificates being repaid in full or January 2007.

       The Company leases certain equipment under capital leases expiring in periods ranging from one to five years. Included in "Property and equipment" at December 31, 2001 and 2000 were assets under capital leases of $64,769 and $49,218, respectively, net of accumulated amortization of $24,451 and $15,018, respectively.

       In December 1998, the Company, through a private placement, issued $75,000 aggregate principal amount of 9 7/8% Series C Senior Subordinated Notes due 2007 (the "Series C Notes") at a discount to yield an interest rate of 10.2%. The Series C Notes were pari passu with the $225,000 Series B Notes issued in 1997. In June 1999, the Company exchanged the Series B and Series C Notes for a like principal amount of 9 7/8% Series D Senior Subordinated Notes due 2007 (the "Series D Notes"). The terms of the Series D Notes are substantially identical to the terms of the Series B and Series C Notes. The Series D Notes are not subject to any sinking fund requirement but may be redeemed beginning in October 2002, in whole or in part, with premiums ranging from 4.9% in December 2002 to zero in 2005 and thereafter. The payment of the Series D and the Series B Notes not exchanged is subordinated to the payment in full of all senior indebtedness of the Company, as defined (approximately $363,000 at December 31, 2001).

       The revolving credit agreement and the indentures for the 9 7/8% Series B and Series D Notes contain covenants that, among other things and subject to certain exceptions, may limit the ability of the Company to incur additional indebtedness, pay dividends, prepay certain indebtedness, dispose of certain assets, create liens and make certain investments or acquisitions. The revolving credit agreement also requires the maintenance of certain financial covenants.

       Maturities of long-term debt and future minimum payments under capital leases, together with the present value of future minimum rentals as of December 31, 2001, are as follows:

                                              Long-term     Capital
                                                   debt      leases       Total
                                             ----------  ----------  ----------

2002                                         $    8,812  $   21,668  $   30,480
2003                                             10,285      18,164      28,449
2004                                            281,087      11,730     292,817
2005                                              3,610       5,368       8,978
2006                                              2,834       2,325       5,159
Thereafter                                      304,256      10,872     315,128
                                             ----------  ----------  ----------
                                                610,884      70,127     681,011
Less amount representing interest                           (15,840)    (15,840)
                                             ----------  ----------  ----------
                                             $  610,884  $   54,287  $  665,171
                                             ==========  ==========  ==========

       The fair value of the Company’s long-term debt at December 31, 2001 and 2000 approximates its carrying amount except for the Company’s subordinated debt, which had a fair market value (based on quoted market prices) of $305,000 and $282,750 at December 31, 2001 and 2000, respectively. The fair values are not necessarily indicative of the amounts the Company could acquire the debt for in a purchase or redemption.

Income taxes

       The income tax provision (benefit) applicable to income before income taxes and cumulative effect of a change in accounting principle consists of the following:

                                                   2001        2000        1999
                                             ----------  ----------  ----------
Current:
  Federal                                    $    2,008  $      266  $
  State and other                                 1,250       1,000         870
Deferred                                         22,618      22,438      16,950
Reversal of valuation allowance                 (39,626)    (42,704)    (16,950)
                                             ----------  ----------  ----------
                                             $  (13,750) $  (19,000) $      870
                                             ==========  ==========  ==========

       Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial accounting and income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2001 and 2000, along with their classification, are as follows:

                                              2001                      2000
                                   -------------------------  -------------------------
                                        Assets   Liabilities       Assets   Liabilities
                                   -----------   -----------  -----------   -----------

Installment contract revenues      $             $    53,637  $             $    74,506
Amounts not yet deducted for
  tax purposes:
    Bad debts                           48,543                     53,273
    Other                               12,050                      9,923
Amounts not yet deducted for
  book purposes:
    Deferred membership
      origination costs                               46,701                     46,849
    Depreciation and
      capitalized costs                  1,500                      2,840
    Tax loss carryforwards             176,186                    210,457
    Other, net                                        18,220                     19,897
                                   -----------   -----------  -----------   -----------
                                       238,279   $   118,558      276,493   $   141,252
                                                 ===========                ===========
 Valuation allowance                   (75,963)                  (116,343)
                                   -----------                -----------
                                   $   162,316                $   160,150
                                   ===========                ===========

Current                            $    17,625   $    49,971  $    27,465   $    76,682
Long-term                              144,691        68,587      132,685        64,570
                                   -----------   -----------  -----------   -----------
                                   $   162,316   $   118,558  $   160,150   $   141,252
                                   ===========   ===========  ===========   ===========

       At December 31, 2001, estimated federal Alternative Minimum Tax ("AMT") credits and tax loss carryforwards of $5,297 and $364,933, respectively, have been recorded by the Company. The AMT credits can be carried forward indefinitely, while the tax loss carryfowards expire beginning in 2011 through 2020. In addition, the Company has substantial state tax loss carryforwards which began to expire in 2001 and fully expire through 2021. Based upon the Company’s past performance and the expiration dates of its carryfowards, the ultimate realization of all of the Company’s deferred tax assets cannot be assured. Accordingly, a valuation allowance has been recorded to reduce deferred tax assets to a level which, more likely than not, will be realized.

       In accordance with SFAS No. 109 Accounting for Income Taxes, the Company reviewed the likelihood of realizing the future benefits of tax loss carryforwards. Based on consistent and growing profitability over the past four years and reasonably expected continuation of these trends, the Company reduced its tax valuation allowance against net operating losses realized in prior periods by $19,000 and $20,000 during the third quarters of 2001 and 2000, respectively. The adjustment in 2001 decreased the income tax provision by $15,000, increasing net income, and increased paid-in-capital by $4,000. The increase to paid-in-capital was for the tax benefit associated with the Company’s stock option and stock purchase plans. The adjustment in 2000 decreased the income tax provision, increasing net income. The Company will continue to review and evaluate the remaining valuation allowance periodically.

       A reconciliation of the income tax provision (benefit) with amounts determined by applying the U.S. statutory tax rate to income before income taxes and cumulative effect of change in accounting principle is as follows:

                                                   2001        2000        1999
                                             ----------  ----------  ----------

Provision at U.S. statutory tax rate (35%)   $   23,435  $   20,863  $   15,068
Add (deduct):
  Benefit for change in valuation
    allowance                                   (39,626)    (42,704)    (16,950)
  State income taxes, net of related
    federal income tax effect and
    valuation allowance                             813         822         517
  Amortization of cost in excess of
    acquired assets                               2,168       1,953       1,643
  Other, net                                       (540)         66         592
                                             ----------  ----------  ----------
Income tax provision (benefit)               $  (13,750) $  (19,000) $      870
                                             ==========  ==========  ==========

Stockholders’ equity

       The Series A Junior Participating Preferred Stock, $.10 par value (the "Series A Junior Stock"), if issued, will have a minimum preferential quarterly dividend payment equal to the greater of (i) $1.00 per share and (ii) an amount equal to 100 times the aggregate dividends declared per share of the Company’s common stock, par value $.01 per share, ("Common Stock") during the related quarter. In the event of liquidation, the holders of the shares of Series A Junior Stock will be entitled to a preferential liquidation payment equal to the greater of (a) $100 per share and (b) an amount equal to 100 times the liquidation payment made per share of Common Stock. Each share of Series A Junior Stock will have 100 votes, voting together with the shares of Common Stock. Finally, in the event of any merger, consolidation or other transaction in which shares of Common Stock are exchanged, each share of Series A Junior Stock will be entitled to receive 100 times the amount received per share of Common Stock. These rights are protected by customary anti-dilution provisions.

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

       The Rights are not exercisable or transferable apart from the Common Stock until the occurrence of one of the following: (i) 10 days (or such later date as may be determined by action of the Board of Directors of the Company prior to such time as any person or group of affiliated persons becomes an Acquiring Person) after the date of public announcement that a person (other than an Exempt Person, as defined below) or group of affiliated or associated persons has acquired, or obtained the right to acquire, beneficial ownership of 10% or more of the Common Stock (15% for certain institutional holders) (an "Acquiring Person"), or (ii) 10 days after the date of the commencement of a tender offer or exchange offer by a person (other than an Exempt Person) or group of affiliated or associated persons, the consummation of which would result in beneficial ownership by such person or group of 20% or more of the outstanding shares of Common Stock. "Exempt Persons" include the Company, any subsidiary of the Company, employee benefit plans of the Company, and directors of the Company on January 5, 1996 who were also officers of the Company and Bally Entertainment Corporation.

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

       At December 31, 2001, 5,207,699 shares of Common Stock were reserved for future issuance (985,701 shares in connection with outstanding warrants and 4,221,998 shares in connection with certain stock plans).

Warrants and stock transactions

       In July 1997, in connection with a $7,500 bridge loan provided to the Company by an affiliate of an underwriter of the August 1997 public offering of Common Stock, the Company issued warrants entitling the affiliate to acquire 250,000 shares of Common Stock at an exercise price of $10.05 per share, expiring in July 2002.

       The Company issued warrants in 1996, which as of December 31, 2001, were held the Chairman of the Board of Directors, President and Chief Executive Officer of the Company, entitling him to acquire 735,701 shares of Common Stock at an exercise price of $5.26 per share. The warrants expire in December 2005.

       In 2001, the Company sold 2,238,821 shares of common stock to the public, and the Estate of Arthur M. Goldberg, the former Chairman of the Company, exercised an outstanding warrant to purchase 2,207,104 shares of common stock which were sold to the public. The net proceeds from these transactions to the Company of approximately $65 million, were used principally to reduce bank debt.

Stock plans

       In January 1996, the Board of Directors of the Company adopted the 1996 Non-Employee Directors’ Stock Option Plan (the "Directors’ Plan"). The Directors’ Plan provides for the grant of non-qualified stock options to non-employee directors of the Company.

       Initially, 100,000 shares of Common Stock were reserved for issuance under the Directors’ Plan and, at December 31, 2001, 10,000 shares of Common Stock were available for future grant under the Directors’ Plan. Stock options may not be granted under the Directors’ Plan after January 3, 2006.

       Pursuant to the Directors’ Plan, non-employee directors of the Company are granted an option to purchase 5,000 shares of Common Stock upon the commencement of service on the Board of Directors, with another option to purchase 5,000 shares of Common Stock granted on the second anniversary thereof. Additional grants of options may be made from time to time pursuant to the Directors’ Plan. In September 2001 and December 2000, options to purchase 5,000 shares of Common Stock were granted to each non-employee director of the Company. Options under the Directors’ Plan are generally granted with an exercise price equal to the fair market value of the Common Stock at the date of grant. Option grants under the Directors’ Plan become exercisable in three equal annual installments commencing one year from the date of grant and have a 10-year term.

       Also in January 1996, the Board of Directors of the Company adopted the 1996 Long-Term Incentive Plan (the "Incentive Plan"). The Incentive Plan provides for the grant of non-qualified stock options, incentive stock options and compensatory restricted stock awards (collectively "Awards") to officers and key employees of the Company. Initially, 2,100,000 shares of Common Stock were reserved for issuance under the Incentive Plan. In November 1997, June 1999 and December 2000, the Incentive Plan was amended to increase the aggregate number of shares of Common Stock that may be granted under the Incentive Plan to an aggregate of 6,100,000 shares. At December 31, 2001, 447,204 shares of Common Stock were available for future grant under the Incentive Plan. Awards may not be granted under the Incentive Plan after January 3, 2006.

       Pursuant to the Incentive Plan, non-qualified stock options are generally granted with an exercise price equal to the fair market value of the Common Stock at the date of grant. Incentive stock options must be granted at not less than the fair market value of the Common Stock at the date of grant. Option grants become exercisable at the discretion of the Compensation Committee of the Board of Directors (the "Compensation Committee"), generally in three equal annual installments commencing one year from the date of grant. Option grants in 2001, 2000 and 1999 have 10-year terms.

       A summary of 2001, 2000 and 1999 stock option activity under the Directors’ Plan and Incentive Plan is as follows:

                                           Number
                                        of shares   Weighted-          Range of
                                      represented     average          exercise
                                       by options       price            prices
                                      -----------   ---------     -------------
Outstanding at December 31, 1998 -
  970,136 of which were exercisable     2,468,825     $ 12.16    $ 4.13 - 36.00

    Granted                               780,450       32.01     24.38 - 32.94
    Exercised                            (266,584)       5.31      4.13 - 18.50
    Forfeited                             (51,595)      17.59      4.13 - 36.00
                                        ---------
Outstanding at December 31, 1999 -
  1,508,120 of which were exercisable   2,931,096       17.97      4.13 - 36.00

    Granted                               636,350       27.92     26.25 - 27.94
    Exercised                            (171,741)       9.15      4.13 - 18.50
    Forfeited                             (68,525)      25.24      4.13 - 36.00
                                        ---------
Outstanding at December 31, 2000 -
  1,996,650 of which are exercisable    3,327,180        20.18     4.13 - 36.00
                                        ---------

    Granted                               691,375       20.24     20.20 - 25.30
    Exercised                            (201,567)       9.41      4.13 - 24.38
    Forfeited                            (135,160)      16.89      4.13 - 36.00
                                        ---------
Outstanding at December 31, 2001 -
  2,337,568 of which are exercisable    3,681,828       20.59      4.13 - 36.00
                                        =========

       A summary as of December 31, 2001, of options outstanding and options exercisable is as follows:

                  Options outstanding                            Options exercisable
-----------------------------------------------------------  ---------------------------
                                  Weighted-
                                    average
                                  remaining       Weighted-                    Weighted-
       Range of       Shares    contractual         average       Shares         average
exercise prices  outstanding   life (years)  exercise price  exercisable  exercise price
---------------  -----------   ------------  --------------  -----------  --------------

$  4.13 -  5.13      634,208            4.3       $   4.38      634,208        $  4.38
  12.00 - 18.50      944,945            6.2          17.54      944,945          17.54
  20.20 - 29.00    1,475,225            9.1          24.18      326,615          27.36
  32.94 - 36.00      627,450            7.6          33.14      431,800          33.22
 --------------   ----------                                  ---------
$  4.13 - 36.00    3,681,828            7.3          20.59    2,337,568          18.24
===============   ==========                                  =========

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

       Had compensation cost been determined for the Company’s stock option portion of the plans based on the fair value at the grant dates for awards under those plans consistent with the alternative method set forth under SFAS No. 123, the Company’s pro forma net income would be:

                                                   2001        2000        1999
                                             ----------  ----------  ----------
Net income
  As reported                                $   80,707  $   78,610  $   42,182
  Pro forma                                      75,379      73,976      39,193
Basic earnings per common share
  As reported                                      2.91        3.29        1.80
  Pro forma                                        2.72        3.10        1.68
Weighted-average fair value of
  options granted                                 10.46       12.80       14.70

       The fair value for the stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2001, 2000 and 1999: risk-free interest rate of 4.58%, 5.07% and 6.48%, respectively; no dividend yield; volatility factor of the expected market price of the common stock of 0.543, 0.445 and 0.414, respectively; and a weighted-average expected life of the options of five years.

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

       In 2001, 2000 and 1999, the Compensation Committee awarded 355,000 shares, 125,000 shares and 190,000 shares, respectively, of restricted Common Stock to certain key executives of the Company. These shares were issued in the employee’s name and are held by the Company until the restrictions lapse. The restrictions on these shares lapse upon a change in control of the Company, the employee’s death, termination of employment due to disability or the first date prior to December 31, 2002 which follows seven consecutive trading days on which the trading price equals or exceeds the targeted stock price of $42 per share. As of December 31, 2001, no compensation expense has been recognized. Unearned compensation of $26,559 is included in stockholders’ equity.

       In November 1997, the Board of Directors of the Company adopted the Bally Total Fitness Holding Corporation Employee Stock Purchase Plan (the "Stock Purchase Plan"). The Stock Purchase Plan provides for the purchase of Common Stock by eligible employees (as defined) electing to participate in the plan. The stock can generally be purchased semi-annually at a price equal to the lesser of: (i) 95% of the fair market value of the Common Stock on the date when a particular offering commences or (ii) 95% of the fair market value of the Common Stock on the date when a particular offering expires. For each offering made under the Stock Purchase Plan, each eligible employee electing to participate in the Stock Purchase Plan will automatically be granted shares of Common Stock equal to the number of full shares which may be purchased from the employee’s elected payroll deduction, with a maximum payroll deduction equal to 10% of eligible compensation, as defined. The first offering under the Stock Purchase Plan commenced on January 1, 1998 and expired on March 31, 1998. Thereafter, offerings commence on each April 1 and October 1 and expire on the following September 30 and March 31, respectively, until the Stock Purchase Plan is terminated or no additional shares are available for purchase. At December 31, 2001, 82,966 shares of Common Stock were available for future purchases under the Stock Purchase Plan. Pursuant to APB No. 25, no expense was recorded by the Company in connection with this plan.

Savings plans

       The Company sponsors several defined contribution plans that provide retirement benefits for certain full-time employees. Eligible employees may elect to participate by contributing a percentage of their pre-tax earnings to the plans. Employee contributions to the plans, up to certain limits, are matched in various percentages by the Company. The Company’s matching contributions related to the plans totaled $1,631, $1,579 and $1,412 for 2001, 2000 and 1999, respectively.

Commitments and Contingencies

Operating leases

       The Company leases various fitness center facilities, office facilities, and equipment under operating leases expiring in periods ranging from one to 25 years, excluding optional renewal periods. Certain of the leases contain contingent rental provisions generally related to cost-of-living criteria or revenues of the respective fitness centers. Rent expense under operating leases was $114,092, $107,917 and $97,542 for 2001, 2000 and 1999, respectively.

       Minimum future rent payments under long-term noncancellable operating leases in effect as of December 31, 2001, exclusive of taxes, insurance, other expenses payable directly by the Company and contingent rent, are $128,639, $129,495, $126,427, $122,824 and $115,675 for 2002 through 2006, respectively, and $581,519 thereafter.

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

Other

       The Company participates in a credit card marketing program with a major financial institution. This program allows members to transfer their financed balance to a credit card issued by the financial institution. This is a recourse financing program in which the Company's contingent exposure was $38.9 million as of December 31, 2001. Based on experience over the six years this program has been in place, the Company believes it is adequately reserved for this contingent exposure.

       The Company guarantees the leases on two fitness centers, which are part of a joint venture with Holmes Place, Plc. The leases have 15 year terms beginning in May 2002 and November 2002 with current annual rental amounts (subject to escalation) of $.6 million and $1.0 million, respectively. The Company’s Chairman, President and Chief Executive Officer is a director of Holmes Place, Plc.

BALLY TOTAL FITNESS HOLDING CORPORATION
Quarterly Consolidated Financial Information (unaudited)
                                                            Quarter ended
                                   --------------------------------------------------------------
                                         March 31         June 30    September 30     December 31
                                   --------------  --------------  --------------  --------------
                                     2001    2000    2001    2000    2001    2000    2001    2000
                                   ------  ------  ------  ------  ------  ------  ------  ------
                                                (In millions, except per share data)

Net revenues (as reported)         $280.3  $249.9  $281.3  $252.7  $209.9  $198.9  $211.8  $201.6
Net revenues (as reclassified)      213.9   190.1   216.6   195.3

Operating income (as reported)       34.7    29.8    34.1    31.7     9.4    15.1    14.8     8.3
Operating income (as reclassified)   16.9    13.4    16.8    14.6

Net income                           18.6    15.3    19.2    15.9    26.5    35.9    16.3    11.5

Basic earnings per common share    $  .75  $  .65  $  .67  $  .67  $  .92  $ 1.50  $  .57  $  .48

Diluted earnings per common share  $  .65  $  .56  $  .63  $  .58  $  .88  $ 1.30  $  .54  $  .41

  In the third quarter of 2001 the Company changed its presentation of membership revenue from a gross to net presentation and also reclassified finance charges earned on member installment contracts as non-operating income. (See Notes to Consolidated Financial Statements). First and second quarter data has been reclassified to conform with the new presentation. The reclassification to net the provision for doubtful receivables against revenue from operating expense was $48.6 million and $43.4 million, in the first quarter of 2001 and 2000, respectively, and $47.4 million and $40.3 million, in the second quarter of 2001 and 2000, respectively. The reclassification of finance charges earned from a component of revenue to non-operating income was $17.8 million and $16.4 million, in the first quarter of 2001 and 2000, respectively, and $17.3 million and $17.1 million, in the second quarter of 2001 and 2000, respectively.

  In the third quarter of 2001, the Company recorded a net benefit of special items of $8.3 million ($.27 per diluted share) to record special charges primarily related to the September 11th tragedy and a one-time markdown of retail apparel, offset by a reduction of a tax valuation allowance as a result of continued improved operating results and trends. In the fourth quarter of 2000, the Company recorded a one-time non-cash charge of $6.5 million ($.24 per diluted share) to write off third-party internet investments. In the third quarter of 2000, as a result of improved operating results and trends, the Company reduced a tax valuation allowance by $20.0 million ($.72 per diluted share).

  The Company's operations are subject to seasonal factors.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Item 9 is inapplicable.

PART III

Part III (except for certain information relating to Executive Officers included in Part I) is omitted. The Company intends to file with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended December 31, 2001 a definitive proxy statement containing such information pursuant to Regulation 14A of the Securities Exchange Act of 1934, and such information shall be deemed to be incorporated herein by reference from the date of filing such document.

PART IV

ITEM 14.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1.	Index to Financial Statements

	Report of independent auditors	21
	Consolidated balance sheet at December 31, 2001 and 2000	22
	For each of the three years in the period ended December 31, 2001:
	Consolidated statement of income	24
	Consolidated statement of stockholders' equity	25
	Consolidated statement of cash flows	26
	Notes to consolidated financial statements	28
	Supplementary data:
	Quarterly consolidated financial information (unaudited)	43

(a) 2.	Index to Financial Statement Schedules

	Schedule II-Valuation and qualifying accounts for each of the three years in the period ended December 31, 2001	S-1

All other schedules specified under Regulation S-X for the Company are omitted because they are either not applicable or not required under the instructions or because the information required is already set forth in the consolidated financial statements or related notes thereto.

(a) 3.	Index to Exhibits

*3.1	Restated Certificate of Incorporation of the Company (filed as an exhibit to the Company's registration statement on Form S-1 filed January 3, 1996, registration no. 33-99844).

*3.2	Amended and Restated By-Laws of the Company (filed as an exhibit to the Company's registration statement on Form S-1 filed January 3, 1996, registration no. 33-99844).

*4.1	Registration Statement on Form 8-A/A dated January 3, 1996 (file no. 0-27478).

*4.2	Form of Rights Agreement dated as of January 5, 1996 between the Company and LaSalle National Bank (filed as an exhibit to the Company’s registration statement on Form S-1 filed January 3, 1996, registration no. 33-99844).

*4.3	Indenture dated as of October 7, 1997 between the Company and First Trust National Association, as Trustee, including the form of Old Note and form of New Note (filed as an exhibit to the Company’s registration statement on Form S-4 filed October 31, 1997, registration no. 333-39195).

*4.4	Warrant Agreement dated as of December 29, 1995 between Bally Entertainment Corporation and the Company (filed as an exhibit to the Company’s registration statement on Form S-1 filed January 3, 1996, registration no. 33-99844).

*4.5	Registration Rights Agreement dated as of December 29, 1995 between Bally Entertainment Corporation and the Company (filed as an exhibit to the Company’s registration statement on Form S-1 filed January 3, 1996, registration no. 33-99844).

*4.6	Warrant Agreement dated as of July 11, 1997 between the Company and Ladenburg Thalmann Capital Corporation (filed as an exhibit to the Company’s Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 1997).

*4.7	First Amendment dated as of August 5, 1997 to the Warrant Agreement between the Company and Ladenburg Thalmann Capital Corporation (filed as an exhibit to the Company’s Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 1997).

*4.8	Registration Rights Agreement dated as of July 11, 1997 between the Company and Ladenburg Thalmann Capital Corporation (filed as an exhibit to the Company’s Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 1997).

*4.9	Indenture dated as of December 16, 1998 between the Company and U.S. Bank Trust National Association, as Trustee, including the form of Series C Notes and form of Series D Notes (filed as an exhibit to the Company’s Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 1998).

*4.10	Registration Rights Agreement dated as of December 16, 1998 among the Company and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Jefferies & Company, Inc. (filed as an exhibit to the Company's Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 1998).

*4.11	Amended Rights Agreement effective as of July 15, 1999 between the Company and LaSalle National Bank (filed as an exhibit to the Company’s Form 8-K, file no. 0-27478, dated July 15, 1999).

*10.1	Guarantee and Collateral Agreement dated as of November 18, 1997 made by the Company and certain of its subsidiaries in favor of The Chase Manhattan Bank, as Collateral Agent (filed as an exhibit to the Company’s registration statement on Form S-4 filed December 11, 1997, registration no. 333-39195).

*10.2	Amended and Restated Pooling and Servicing Agreement dated as of December 16, 1996 among H & T Receivable Funding Corporation, as Transferor, Bally Total Fitness Corporation, as Servicer and Texas Commerce Bank National Association, as Trustee (filed as an exhibit to the Company’s Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 1996).

*10.3	Series 1996-1 Supplement dated as of December 16, 1996 to the Pooling and Servicing Agreement dated as of December 16, 1996 among H & T Receivable Funding Corporation, as Transferor, Bally Total Fitness Corporation, as Servicer and Texas Commerce Bank National Association, as Trustee (filed as an exhibit to the Company’s Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 1996).

*10.4	Amended and Restated Back-up Servicing Agreement dated as of December 16, 1996 among H & T Receivable Funding Corporation, as Transferor, Bally Total Fitness Corporation, as Servicer and Texas Commerce Bank National Association, as Trustee (filed as an exhibit to the Company’s Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 1996).

*10.5	Tax Sharing Agreement dated as of April 6, 1983 between the Company and Bally Entertainment Corporation (filed as an exhibit to the Company’s registration statement on Form S-1 filed January 15, 1993, registration no. 33-52868).

*10.6	Tax Allocation and Indemnity Agreement dated as of January 9, 1996 between Bally Entertainment Corporation and the Company (filed as an exhibit to the Company’s Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 1995).

*10.7	First Amendment dated as of May 20, 1996 to the Tax Allocation and Indemnity Agreement dated as of January 9, 1996 between Bally Entertainment Corporation and the Company (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q, file no. 0-27478, for the quarter ended June 30, 1996).

*10.8	Transitional Services Agreement dated as of January 9, 1996 between Bally Entertainment Corporation and the Company (filed as an exhibit to the Company’s Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 1995).

*10.9	Asset Purchase Agreement dated as of December 29, 1995 between Bally Entertainment Corporation and Vertical Fitness and Racquet Club Ltd. (filed as an exhibit to the Company's registration statement on Form S-1 filed January 3, 1996, registration no. 33-99844).

*10.10	Management Agreement dated as of January 9, 1996 between Bally Entertainment Corporation and the Company (filed as an exhibit to the Company’s Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 1995).

*10.11	The Company’s 1996 Non-Employee Directors’ Stock Option Plan (filed as an exhibit to the Company’s registration statement on Form S-1 filed January 3, 1996, registration no. 33-99844).

*10.12	The Company’s 1996 Long-Term Incentive Plan (filed as an exhibit to the Company’s registration statement on Form S-1 filed January 3, 1996, registration no. 33-99844).

*10.13	First Amendment dated as of November 21, 1997 to the Company’s 1996 Long-Term Incentive Plan (filed as an exhibit to the Company’s Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 1997).

*10.14	Second Amendment dated as of February 24, 1998 to the Company’s 1996 Long-Term Incentive Plan (filed as an exhibit to the Company’s Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 1997).

*10.15	The Company’s Management Retirement Savings Plan (filed as an exhibit to the Company’s Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 1995).

*10.16	First Amendment dated as of November 19, 1996 to the Company’s Management Retirement Savings Plan (filed as an exhibit to the Company’s Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 1996).

*10.17	Second Amendment dated as of February 24, 1998 to the Company’s Management Retirement Savings Plan (filed as an exhibit to the Company’s Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 1997).

*10.18	The Company’s 1997 Bonus Plan (filed as an exhibit to the Company’s Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 1997).

*10.19	First Amendment dated as of February 24, 1998 to the Company’s 1997 Bonus Plan (filed as an exhibit to the Company’s Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 1997).

*10.20	Employment Agreement effective as of January 1, 2000 between the Company and John W. Dwyer (filed as an exhibit to the Company’s Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 1999).

*10.21	Employment Agreement effective as of January 1, 2000 between the Company and Harold Morgan (filed as an exhibit to the Company’s Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 1999).

*10.22	Employment Agreement effective as of January 1, 2000 between the Company and John Wildman (filed as an exhibit to the Company’s Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 1999).

*10.23	Employment Agreement effective as of January 1, 2000 between the Company and William Fanelli (filed as an exhibit to the Company’s Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 1999).

*10.24	First Amendment dated as of April 27, 1999 to the Series 1996-1 Supplement to Amended and Restated Pooling and Servicing Agreement among H & T Receivable Funding Corporation, as Transferor, Bally Total Fitness Corporation, as Servicer, and Texas Commerce Bank National Association, as Trustee (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q, file no. 0-27478, for the quarter ended March 31, 1999).

*10.25	First Amendment dated June 10, 1999 to Employment Agreement between the Company and Lee S. Hillman (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q, file no. 0-27478, for the quarter ended June 30, 1999).

*10.26	Employment Agreement effective as of January 1, 2000 between the Company and Paul Toback (filed as an exhibit to the Company’s Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 1999).

*10.27	Employment Agreement effective as of June 1, 2000 between the Company and Cary A. Gaan (filed as an exhibit to the Company’s Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 2000).

10.28	Series 2001-1 Supplement dated as of November 30, 2001 to the Amended and Restated Pooling and Servicing Agreement dated as of December 16, 1996 among H & T Receivable Funding Corporation, as Transferor, Bally Total Fitness Corporation, as Servicer and JPMorgan Chase Bank, as Trustee.

10.29	Certificate Purchase Agreement dated as of November 30, 2001 among H & T Receivable Funding Corporation, as Transferor, Bally Total Fitness Corporation, as Servicer, various financial institutions as Conduit Purchasers and Canadian Imperial Bank of Commerce, as Managing and Administrative Agent.

10.30	Amended and Restated Credit Agreement dated as of December 21, 2001 among the Company, several banks and financial institutions which are parties thereto and JPMorgan Chase Bank, as Agent.

10.31	2002 Amended and Restated Employment Agreement effective January 1, 2002 between the Company and Lee S. Hillman.

21	List of subsidiaries of the Company.

23	Consent of Ernst & Young LLP.

*	Incorporated herein by reference as indicated.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALLY TOTAL FITNESS HOLDING CORPORATION

Dated: March 27, 2002	By:	/s/ Lee S. Hillman

Lee S. Hillman
Chairman, President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. This report may be signed in multiple identical counterparts all of which, taken together, shall constitute a single document.

Dated: March 27, 2002	By:	/s/ Lee S. Hillman

Lee S. Hillman
Chairman, President, Chief Executive Officer and Director
(principal executive officer)

Dated: March 27, 2002	By:	/s/ John W. Dwyer

John W. Dwyer
Executive Vice President, Chief Financial Officer and
Director (prinicipal financial officer)

Dated: March 27, 2002	By:	/s/ Theodore P. Noncek

Theodore P. Noncek
Vice President, Controller
(principal accounting officer)

Dated: March 27, 2002	By:	/s/ George N. Aronoff

George N. Aronoff
Director

Dated: March 27, 2002	By:	/s/ J. Kenneth Looloian

J. Kenneth Looloian
Director

Dated: March 27, 2002	By:	/s/ James F. McAnally, M.D.

James F. McAnally, M.D.
Director

Dated: March 27, 2002	By:	/s/ Liza M. Walsh

Liza M. Walsh
Director

BALLY TOTAL FITNESS HOLDING CORPORATION
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Year ended December 31, 2001, 2000 and 1999
                           Balance at                             Balance
                            beginning   Additions   Deductions     at end
Description                   of year          (a)         (b)    of year
-----------               -----------   ---------   ----------   --------
                                          (In thousands)

2001
  Allowance for doubtful
   receivables and
   cancellations            $132,277     $337,555     $339,328   $130,504
                            ========     ========     ========   ========

2000
  Allowance for doubtful
   receivables and
   cancellations            $126,038     $337,076     $330,837   $132,277
                            ========     ========     ========   ========

1999
  Allowance for doubtful
   receivables and
   cancellations            $106,301     $292,323     $272,586   $126,038
                            ========     ========     ========   ========

Notes:

  Additions consist of charges to revenue.

  Deductions include write-offs of uncollectible amounts, net of recoveries.

S-1