Form 10-Q
period 2002-03-31
BALLY TOTAL FITNESS HOLDING CORP
filed 2002-05-15
CIK 770944

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the period ended March 31, 2002

or

[ ]	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

Commission file number:   0-27478

BALLY TOTAL FITNESS HOLDING CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	36-3228107

(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

8700 West Bryn Mawr Avenue, Chicago, Illinois	60631

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:    (773) 380-3000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes:   X      No:

As of April 30, 2002, 32,866,147 shares of the registrant’s common stock were outstanding.

BALLY TOTAL FITNESS HOLDING CORPORATION

INDEX

Page
Number
PART I.   FINANCIAL INFORMATION

Item 1.	Financial statements:

Condensed consolidated balance sheet (unaudited)
March 31, 2002 and December 31, 2001	1

Consolidated statement of income (unaudited)
Three months ended March 31, 2002 and 2001	2

Consolidated statement of stockholders' equity (unaudited)
Three months ended March 31, 2002	3

Consolidated statement of cash flows (unaudited)
Three months ended March 31, 2002 and 2001	4

Notes to condensed consolidated financial statements
(unaudited)	6

Item 2.	Management's discussion and analysis of financial
condition and results of operations	10

PART II.   OTHER INFORMATION

Item 6.	Exhibits and reports on Form 8-K	14

SIGNATURE PAGE	15

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

BALLY TOTAL FITNESS HOLDING CORPORATION
Condensed Consolidated Balance Sheet
(In thousands)
(Unaudited)
                                                         March 31   December 31
                                                             2002          2001
                                                      -----------   -----------
                           ASSETS

Current assets:
  Cash and equivalents                                 $    9,530    $    9,310
  Installment contracts receivable, net                   310,048       284,611
  Other current assets                                     68,680        68,899
                                                       ----------    ----------
    Total current assets                                  388,258       362,820

Installment contracts receivable, net                     286,281       273,607
Property and equipment, less accumulated
  depreciation and amortization of $501,131
  and $490,116                                            648,790       628,634
Intangible assets, less accumulated
  amortization of $80,408 and $80,256                     242,097       237,037
Deferred income taxes                                      74,967        76,104
Deferred membership origination costs                     117,003       112,959
Other assets                                               30,058        25,729
                                                       ----------    ----------
                                                       $1,787,454    $1,716,890
                                                       ==========    ==========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                     $   65,721    $   50,471
  Income taxes payable                                      1,507         1,974
  Deferred income taxes                                    26,733        32,346
  Accrued liabilities                                      86,418        75,309
  Current maturities of long-term debt                     26,261        25,302
  Deferred revenues                                       307,055       294,930
                                                       ----------    ----------
    Total current liabilities                             513,695       480,332

Long-term debt, less current maturities                   653,557       639,869
Other liabilities                                          12,659        12,555
Deferred revenues                                          75,296        71,400
Stockholders' equity                                      532,247       512,734
                                                       ----------    ----------
                                                       $1,787,454    $1,716,890
                                                       ==========    ==========

See accompanying notes.

BALLY TOTAL FITNESS HOLDING CORPORATION
Consolidated Statement of Income
(In thousands, except per share data)
(Unaudited)
                                                             Three months ended
                                                                       March 31
                                                       ------------------------
                                                             2002          2001
                                                       ----------    ----------
Net revenues:
  Membership revenues                                  $  182,694    $  173,180
  Products and services                                    52,417        36,436
  Miscellaneous revenue                                     5,315         4,246
                                                       ----------    ----------
                                                          240,426       213,862

Operating costs and expenses:
  Fitness center operations                               137,804       122,375
  Products and services                                    33,033        23,121
  Member processing and collection centers                 10,952        10,496
  Advertising                                              16,509        15,859
  General and administrative                                7,900         7,243
  Depreciation and amortization                            17,439        17,912
                                                       ----------    ----------
                                                          223,637       197,006
                                                       ----------    ----------

Operating income                                           16,789        16,856

Finance charges earned                                     17,680        17,831
Interest expense                                          (14,643)      (15,958)
Other interest income                                          74           266
                                                       ----------    ----------
                                                            3,111         2,139
                                                       ----------    ----------

Income before income taxes                                 19,900        18,995
Income tax provision                                         (498)         (350)
                                                       ----------    ----------

Net income                                             $   19,402    $   18,645
                                                       ==========    ==========

Basic earnings per common share                        $      .61    $      .75
                                                       ==========    ==========

Diluted earnings per common share                      $      .59    $      .65
                                                       ==========    ==========

See accompanying notes.

BALLY TOTAL FITNESS HOLDING CORPORATION
Consolidated Statement of Stockholders' Equity
(In thousands, except share data)
(Unaudited)
                                  Common stock                                  Unearned
                               -------------------                            compensation     Common       Total
                                             Par    Contributed  Accumulated   (restricted    stock in   stockholders'
                                 Shares     value     capital      deficit        stock)      treasury      equity
                               ----------  -------  -----------  -----------  ------------  -----------  -------------

Balance at December 31, 2001   32,380,557   $  329    $ 657,546   $(107,807)   $ (26,559)    $ (10,775)    $ 512,734

Net income                                                           19,402                                   19,402

Issuance of common stock
  under long-term incentive
  plan                             60,000        1        2,519                   (2,520)

Issuance of common stock
  under stock purchase
  and option plans                 37,246        1          970                                                  971

Purchases of common stock
  for treasury                    (54,500)                                                        (860)         (860)
                               ----------   ------    ---------   ---------    ---------     ---------     ---------

Balance at March 31, 2002      32,423,303   $  331    $ 661,035   $ (88,405)   $ (29,079)    $ (11,635)    $ 532,247
                               ==========   ======    =========   =========    =========     =========     =========

See accompanying notes.

BALLY TOTAL FITNESS HOLDING CORPORATION
Consolidated Statement of Cash Flows
(In thousands)
(Unaudited)
                                                             Three months ended
                                                                       March 31
                                                       ------------------------
                                                             2002          2001
                                                       ----------    ----------
Operating:
  Net income                                           $   19,402    $   18,645
  Adjustments to reconcile--
    Depreciation and amortization, including
      amortization included in interest expense            18,468        18,848
    Change in operating assets and liabilities            (12,425)       25,044
                                                       ----------    ----------
  Cash provided by operating activities                    25,445        62,537

Investing:
  Purchases and construction of property
    and equipment                                         (23,032)      (23,569)
  Purchases of real estate                                (11,510)
  Acquisitions of businesses and other                     (2,515)       (1,055)
                                                       ----------    ----------
  Cash used in investing activities                       (37,057)      (24,624)

Financing:
  Debt transactions--
    Net borrowings (repayments) under revolving
      credit agreement                                     17,500       (69,500)
    Net repayments of other long-term debt                 (5,779)       (5,048)
                                                       ----------    ----------
  Cash provided (used) by debt transactions                11,721       (74,548)

  Equity transactions--
    Proceeds from sale of common stock                                   53,827
    Proceeds from exercise of warrants                                   11,609
    Proceeds from issuance of common stock under
      stock purchase and option plans                         971         1,448
    Purchases of common stock for treasury                   (860)
                                                       ----------    ----------
  Cash provided (used) by financing transactions           11,832        (7,664)
                                                       ----------    ----------

Increase in cash and equivalents                              220        30,249
Cash and equivalents, beginning of period                   9,310        13,074
                                                       ----------    ----------
Cash and equivalents, end of period                    $    9,530    $   43,323
                                                       ==========    ==========

See accompanying notes.

BALLY TOTAL FITNESS HOLDING CORPORATION
Consolidated Statement of Cash Flows — (continued)
(In thousands)
(Unaudited)
                                                             Three months ended
                                                                       March 31
                                                       ------------------------
                                                             2002          2001
                                                       ----------    ----------
Supplemental Cash Flows Information:

Changes in operating assets and liabilities,
    Decrease (increase) in installment contracts
      receivable                                       $  (38,111)   $   17,594
    Increase in other current and other assets             (2,597)       (3,189)
    Increase in deferred membership origination costs      (4,044)       (2,150)
    Increase in accounts payable                           15,250         2,178
    Decrease in income taxes payable and deferred
      income taxes                                         (2,143)         (117)
    Increase in accrued and other liabilities              11,210         5,607
    Increase in deferred revenues                           8,010         5,121
                                                       ----------    ----------
  Change in operating assets and liabilities           $  (12,425)   $   25,044
                                                       ==========    ==========

Cash payments for interest and income taxes
  were as follows--
    Interest paid                                      $    6,879    $    8,890
    Interest capitalized                                     (719)       (1,031)
    Income taxes paid, net                                  2,636           467

Investing and financing activities exclude the
  following non-cash transactions--
    Acquisitions of property and equipment
      through capital leases/borrowings                $    2,885    $    5,977
    Common stock issued under long-term incentive
      plan                                                  2,519

See accompanying notes.

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements
(All dollar amounts in thousands, except share data)
(Unaudited)

Basis of presentation

       The accompanying condensed consolidated financial statements include the accounts of Bally Total Fitness Holding Corporation (the "Company") and the subsidiaries that it controls. The Company, through its subsidiaries, is a commercial operator of fitness centers in North America with over 400 facilities concentrated in 29 states and Canada. The Company operates in one industry segment, and all significant revenues arise from the commercial operation of fitness centers, primarily in major metropolitan markets in the United States and Canada. Unless otherwise specified in the text, references to the Company include the Company and its subsidiaries. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

       All adjustments have been recorded which are, in the opinion of management, necessary for a fair presentation of the condensed consolidated balance sheet of the Company at March 31, 2002, its consolidated statements of income for the three months ended March 31, 2002 and 2001, its consolidated statement of stockholders’ equity for the three months ended March 31, 2002, and its consolidated statements of cash flows for the three months ended March 31, 2002 and 2001. All such adjustments were of a normal recurring nature.

       The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles which require the Company’s management to make estimates and assumptions that affect the amounts reported therein. Actual results could vary from such estimates. In addition, certain reclassifications have been made to prior period financial statements to conform with the 2002 presentation.

Seasonal factors

       The Company’s operations are subject to seasonal factors and, therefore, the results of operations for the three months ended March 31, 2002 and 2001 are not necessarily indicative of the results of operations for the full year.

Installment contracts receivable

                                                         March 31   December 31
                                                             2002          2001
                                                       ----------    ----------
Current:
  Installment contracts receivable                     $  428,958    $  397,180
  Unearned finance charges                                (45,743)      (44,898)
  Allowance for doubtful receivables
    and cancellations                                     (73,167)      (67,671)
                                                       ----------    ----------
                                                       $  310,048    $  284,611
                                                       ==========    ==========

Long-term:
  Installment contracts receivable                     $  368,234    $  358,115
  Unearned finance charges                                (21,088)      (21,675)
  Allowance for doubtful receivables
    and cancellations                                     (60,865)      (62,833)
                                                       ----------    ----------
                                                       $  286,281    $  273,607
                                                       ==========    ==========

Allowance for doubtful receivables and cancellations

                                                             Three months ended
                                                                       March 31
                                                       ------------------------
                                                             2002          2001
                                                       ----------    ----------

Balance at beginning of period                         $  130,504    $  132,277
Contract cancellations and
  write-offs of uncollectible
  amounts, net of recoveries                              (90,833)      (87,636)
Provision for cancellations and
  doubtful receivables                                     94,361        90,975
                                                       ----------    ----------
Balance at end of period                               $  134,032    $  135,616
                                                       ==========    ==========

Membership revenues

       We are presenting gross committed membership fees to expand the presentation of originating membership data as the Company now operates under several brands, membership structures and an evolving menu of products and services accompanying certain membership programs. Gross committed membership fees represent the gross contracted value of memberships originated during the periods, inclusive of initial membership fees, monthly dues, finance charges, and products and services included in membership programs. The following is a reconciliation of gross committed membership fees to initial membership fees originated, net:

                                                             Three months ended
                                                                       March 31
                                                       ------------------------
                                                             2002          2001
                                                       ----------    ----------

Gross committed membership fees                        $  320,747    $  292,458
Less:  Committed monthly dues                             (64,340)      (40,150)
       Provision for cancellations and
         doubtful receivables                             (94,361)      (90,975)
       Unearned finance charges and other                 (42,516)      (42,127)
       Products and services revenues
         included in membership programs                  (19,341)      (14,086)
                                                       ----------    ----------
Initial membership fees originated, net                $  100,189    $  105,120
                                                       ==========    ==========

       The following presents the components of membership revenues as presented in the accompanying consolidated statement of income:

                                                             Three months ended
                                                                       March 31
                                                       ------------------------
                                                             2002          2001
                                                       ----------    ----------
Initial membership fees:
 Originated, net                                       $  100,189    $  105,120
 Increase in deferral                                      (8,470)       (5,734)
                                                       ----------    ----------
                                                           91,719        99,386
Dues:
 Dues collected                                            90,515        73,181
 Decrease in deferral                                         460           613
                                                       ----------    ----------
                                                           90,975        73,794
                                                       ----------    ----------
Membership revenues                                    $  182,694    $  173,180
                                                       ==========    ==========

Products and services

                                                             Three months ended
                                                                       March 31
                                                       ------------------------
                                                             2002          2001
                                                       ----------    ----------
Net revenues:
  Retail and nutritional supplements--
    Membership programs                                $    8,785    $    8,398
    Direct sales                                           13,824        10,404
  Personal training--
    Membership programs                                    10,556         5,688
    Direct sales                                           17,701        10,508
  Financial services                                        1,551         1,438
                                                       ----------    ----------
                                                           52,417        36,436
Operating costs and expenses:
  Retail and nutritional supplements                       16,346        13,248
  Personal training                                        16,687         9,873
                                                       ----------    ----------
                                                           33,033        23,121
                                                       ----------    ----------
Contribution margin                                    $   19,384    $   13,315
                                                       ==========    ==========

Earnings per common share

       Basic earnings per common share for each period is computed based on the weighted average number of shares of common stock outstanding of 31,741,422 and 24,816,783 for the three months ended March 31, 2002 and 2001, respectively. Diluted earnings per common share for each period includes the addition of common stock equivalents of 1,253,857 and 3,935,644 for the three months ended March 31, 2002 and 2001, respectively. Common stock equivalents represent the dilutive effect of the assumed exercise of outstanding warrants and stock options.

New accounting pronouncements

       The Company has adopted in the first quarter of 2002 the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. As a result, the Company has ceased amortization of goodwill in the first quarter and, in accordance with the provisions of this new standard, has determined that recorded goodwill is not impaired . The following table presents prior year first quarter net income and earnings per share adjusted to add back goodwill amortization:

                                                             Earnings per share
                                                             ------------------
                                             Net income       Basic     Diluted
                                             ----------      -------    -------

As reported                                  $   18,645      $  0.75    $  0.65
Add back: goodwill amortization                   1,868         0.08       0.06
                                             ----------      -------    -------
As adjusted                                  $   20,513      $  0.83    $  0.71
                                             ==========      =======    =======

Income Taxes

       At March 31, 2002, for accounting purposes, the Company has approximately $100,000 of unrecognized federal net operating loss carryforwards. Separately, the alternative minimum tax ("AMT") net operating loss carryforwards have been substantially recognized. Therefore, having fully recognized AMT net operating loss carryforwards for reporting purposes, the Company’s federal income tax rate on future earnings will increase to 20%. The 20% rate will remain in effect until such time as all of its AMT credits are fully utilized, which is not currently expected before 2004. In the first quarter of 2002, the Company reduced its valuation allowance against its net operating loss carryforwards by approximately $4,000 which offset charges related to its provision for alternative minimum taxes.

       For federal income tax payment purposes, the Company has available net operating loss carryforwards exceeding $350,000 and AMT net operating loss carryforwards in excess of $230,000. Therefore, the Company currently does not expect to make any significant federal tax payments earlier than 2004. At such time, the Company will be required to pay taxes at the 20% AMT rate for periods currently estimated to extend beyond 2005, including those periods benefited by AMT credits. For accounting purposes, the 2002 federal tax provision will consist entirely of non-cash deferred income tax charges.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Comparison of the Three Months Ended March 31, 2002 and 2001

       Net revenues for the first quarter of 2002 were $240.4 million compared to $213.8 million in 2001, an increase of $26.6 million (12%), inclusive of $17.5 million (8%) attributable to the recently acquired Crunch Fitness. Net revenues from comparable fitness centers increased 2%. This increase in net revenues resulted from the following:

  Membership revenues increased $9.5 million (5%) over the prior year quarter, including a 23% increase in dues revenue recognized during the period. The provision for doubtful receivables and cancellations, included as a direct reduction of membership revenue, was 41% of the gross financed portion of membership fee originations for both periods.

  Products and services revenue increased $16.0 million (44%) over the 2001 quarter, primarily reflecting the continued growth of personal training services, nutritional product sales and the addition of Crunch Fitness, which accounted for $5.2 million of the increase.

  Miscellaneous revenue increased $1.1 million (25%) over the 2001 quarter, primarily reflecting additional revenue from co-marketing arrangements.

       The weighted-average number of fitness centers increased to 406 from 385 in the first quarter of 2001, an increase of 5%, including a 57% increase in the weighted-average number of centers operating under the Company’s upscale brands from 35 to 55, largely resulting from the December 31, 2001 acquisition of Crunch Fitness.

       To further clarify the presentation of membership revenue data as the Company grows with several brands, membership structures and an evolving menu of products and services accompanying certain membership plans, we are providing additional metrics in our discussion and analysis of results of operations. The following data is intended to more clearly report membership origination trends and the committed membership fees from originations during the period notwithstanding the different membership structures. Monthly membership fee averages and gross committed membership fees presented below include the retail value of products and services contracted as part of originating memberships during the periods, which are presented as an element of "Products and Services" revenue in the accompanying consolidated statement of income. Data is presented on a gross basis inclusive of finance charges and before any reduction for the provision for doubtful receivables and cancellations.

       The number of new members joining increased 7% during the first quarter of 2002 compared with the same quarter a year ago, with 3% growth at our flagship Bally Total Fitness clubs. The gross committed monthly membership fees originated during the first quarter of 2002 averaged $45 versus $41 in the year ago quarter, a 10% increase. This increase results primarily from higher monthly dues included in memberships originated at our Bally Total Fitness clubs and the addition of Crunch Fitness with its higher membership fee structure. The average committed duration of memberships originated during the first quarter of 2002 was 31.2 months versus 32.8 months in the prior year quarter, a 5% decrease. This decrease resulted primarily from the shorter initial commitment of memberships offered at Crunch Fitness and the addition of five new clubs in states and provinces that limit contract duration to twelve months. As a result, and despite the negative impact of the earlier Easter holiday and spring break in March 2002, gross committed membership fees during the first quarter rose 10% compared to the 2001 quarter.

       Operating income for the first quarter of 2002 of $16.8 million was unchanged from the prior year period. Net revenues increased $26.6 million (12%) for the first quarter of 2002, offset by a $27.1 million (15%) increase in operating costs and expenses, and depreciation and amortization decreased by $.5 million. Earnings before interest, taxes, depreciation and amortization, including finance charges earned ("EBITDA") was $51.9 million versus $52.6 million for the last year quarter, a 1% decrease. The EBITDA margin was 22% in the 2002 quarter compared to 25% in the 2001 period. This decrease is attributable in part to the lower level of deferred revenue available for recognition at the start of 2002 as compared to that available at the beginning of the prior year, and the growing proportion of clubs open less than three years which, due to deferred revenue accounting and their immature membership dues base, yield below-average margins compared to mature clubs. Additionally, operating margins on the recently acquired Crunch Fitness were historically lower than our mature clubs and are expected to improve as its operations are fully integrated. Fitness center operating expenses increased $15.4 million (13%) due principally to incremental costs of operating new fitness centers, including the 19 additional centers added with the Crunch Fitness acquisition, which represented approximately $11 million of the increase. Products and services expenses increased $9.9 million (43%) to support the revenue growth of product and service offerings. Contribution margin from products and services increased to $19.4 million from $13.3 million in the prior year quarter, a 46% increase, with a contribution margin percentage of 37% in both periods. Member processing and collection center expenses increased $.5 million from the prior year quarter, reflecting increased costs to serve the higher number of clubs and members as compared to the prior year period. Advertising expenses increased $.7 million (4%) compared to the prior year. General and administrative expenses increased $.7 million (9%) compared to the prior year quarter to support the Company’s overall growth. Depreciation and amortization expense decreased $.5 million, resulting from additional depreciation and amortization expense of $1.4 million due to increased expenditures for property and equipment and acquired fitness centers during the past two years, offset by the elimination of goodwill amortization of $1.9 million in the prior year quarter as a result of the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

       Finance charges earned in excess of interest expense totaled $3.1 million in the first quarter of 2002, an increase of $1.0 million over the prior year period resulting from lower interest rates on the Company’s net borrowings.

Liquidity and Capital Resources

       Cash flows from operating activities were $25.4 million in the 2002 quarter compared to $62.5 million in the 2001 quarter. During the first and third quarters of 2001, we sold a portion of our installment contracts receivable portfolio to a major financial institution at net book value, with combined proceeds of $105 million. Excluding the impact of the sales of receivables in 2001, and net of the change in dues prepayments during the periods, cash flows from operating activities were $41.1 million in first quarter 2002, versus $22.3 million in 2001, an $18.8 million increase. The following table sets forth cash flows from operating activities on a comparable basis to exclude the impact of last year’s first quarter sale of receivables, to add back actual cash collections on the sold portfolio, and to reflect the impact of changes in dues prepayments during each of the periods (in thousands):

                                                             Three months ended
                                                                       March 31
                                                       ------------------------
                                                             2002          2001
                                                       ----------    ----------

Cash flows from operating activities, as reported      $   25,445    $   62,537

  Acceleration of collections through bulk sale of
    installment contracts receivable                                    (45,000)
  Collections on installment contracts receivable
    sold                                                   16,957         3,598
  Change in dues prepayments                               (1,325)        1,130
                                                       ----------    ----------

Cash flows from operating activities
  on a comparable basis                                $   41,077    $   22,265
                                                       ==========    ==========

       Our bank credit facility, dated November 10, 1999, as amended in December 2001, provides up to $225.0 million of availability consisting of a three-year $135.0 million term loan and a $90.0 million three-year revolving credit facility. The amount available under the revolving credit facility is reduced by any outstanding letters of credit, which cannot exceed $30.0 million. As of March 31, 2002, the Company had drawn $35.5 million on its $90 million revolving credit line and had outstanding letters of credit totaling $5.9 million. The $135.0 million term loan is repayable in 13 installments. The first installment of $250,000 was paid in December 2001, 11 quarterly installments of $460,000 began March 31, 2002 and the final installment of $129,690,000 is due November 2004. We have no scheduled principal payments under our subordinated debt until October 2007. Our debt service requirements, including interest, through March 31, 2003 are approximately $76.3 million. During April 2002, the Company repaid the remaining balance outstanding on its 1996 securitization ($35.6 million at March 31, 2002) with proceeds from its 2001 securitization facility. We believe to the extent required, that we will be able to satisfy our short-term requirements for debt service and capital expenditures out of available cash balances, cash flows from operations and borrowings on the revolving credit facility. In addition to cash from operating activities, we believe our longer-term debt service requirements through 2004 can be satisfied by availability on our bank credit facility, including extensions, expansion of our securitization facility, other secured borrowings or through additional offerings of our common stock.

       We are authorized to repurchase up to 1,500,000 shares of our common stock on the open market from time to time. We repurchased 625,100 shares between August 1998 and November 1999 at an average price of $18 per share, and 54,500 shares in February 2002 at $16 per share.

       Capital expenditures totaled $23.0 million for property and equipment, and $11.5 million for purchases of real estate in the first quarter of 2002. Property and equipment expenditures are expected to total approximately $55 million for the remainder of 2002. The Company does not anticipate any additional real estate purchases in 2002.

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

BALLY TOTAL FITNESS HOLDING CORPORATION

PART II.   OTHER INFORMATION

Item 6.   Exhibits and reports on Form 8-K

(a)	Reports on Form 8-K:

Financial
Date	Items	Statements

January 2, 2002	#5 and #7	None

February 13, 2002	#5 and #7	None

BALLY TOTAL FITNESS HOLDING CORPORATION

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALLY TOTAL FITNESS HOLDING CORPORATION

Registrant

/s/ John W. Dwyer

John W. Dwyer
Executive Vice President, Chief Financial Officer and Director
(principal financial officer)

Dated: May 15, 2002