Form 10-Q
period 2002-06-30
BALLY TOTAL FITNESS HOLDING CORP
filed 2002-08-14
CIK 770944

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the period ended June 30, 2002

or

[ ]	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

Commission file number:   0-27478

BALLY TOTAL FITNESS HOLDING CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	36-3228107

(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

8700 West Bryn Mawr Avenue, Chicago, Illinois	60631

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:    (773) 380-3000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes:   X      No:

As of July 31, 2002, 33,121,457 shares of the registrant’s common stock were outstanding.

BALLY TOTAL FITNESS HOLDING CORPORATION

INDEX

Page
Number
PART I.   FINANCIAL INFORMATION

Item 1.	Financial statements:

Condensed consolidated balance sheet (unaudited)
June 30, 2002 and December 31, 2001	1

Consolidated statement of income (unaudited)
Three months ended June 30, 2002 and 2001	2

Consolidated statement of income (unaudited)
Six months ended June 30, 2002 and 2001	3

Consolidated statement of stockholders' equity (unaudited)
Six months ended June 30, 2002	4

Consolidated statement of cash flows (unaudited)
Six months ended June 30, 2002 and 2001	5

Notes to condensed consolidated financial statements
(unaudited)	7

Item 2.	Management's discussion and analysis of financial
condition and results of operations	11

PART II.   OTHER INFORMATION

Item 4.	Submission of matters to a vote of security holders	16

Item 6.	Exhibits and reports on Form 8-K	16

SIGNATURE PAGE	17

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

BALLY TOTAL FITNESS HOLDING CORPORATION
Condensed Consolidated Balance Sheet
(In thousands)
(Unaudited)
                                                          June 30   December 31
                                                             2002          2001
                                                      -----------   -----------
                           ASSETS

Current assets:
  Cash and equivalents                                 $   13,286    $    9,310
  Installment contracts receivable, net                   325,550       284,611
  Other current assets                                     68,393        68,899
                                                       ----------    ----------
    Total current assets                                  407,229       362,820

Installment contracts receivable, net                     295,779       273,607
Property and equipment, less accumulated depreciation
  and amortization of $512,137 and $490,116               660,059       628,634
Intangible assets, less accumulated
  amortization of $80,567 and $80,256                     253,331       237,037
Deferred income taxes                                      73,042        76,104
Deferred membership origination costs                     117,470       112,959
Other assets                                               33,351        25,729
                                                       ----------    ----------
                                                       $1,840,261    $1,716,890
                                                       ==========    ==========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                     $   62,093    $   50,471
  Income taxes payable                                      1,325         1,974
  Deferred income taxes                                    32,068        32,346
  Accrued liabilities                                      80,480        75,309
  Current maturities of long-term debt                     28,089        25,302
  Deferred revenues                                       301,358       294,930
                                                       ----------    ----------
    Total current liabilities                             505,413       480,332

Long-term debt, less current maturities                   688,777       639,869
Other liabilities                                          12,666        12,555
Deferred revenues                                          73,362        71,400
Stockholders' equity                                      560,043       512,734
                                                       ----------    ----------
                                                       $1,840,261    $1,716,890
                                                       ==========    ==========

See accompanying notes.

BALLY TOTAL FITNESS HOLDING CORPORATION
Consolidated Statement of Income
(In thousands, except per share data)
(Unaudited)
                                                             Three months ended
                                                                        June 30
                                                       ------------------------
                                                             2002          2001
                                                       ----------    ----------
Net revenues:
  Membership revenues                                  $  188,370    $  174,225
  Products and services                                    53,318        37,564
  Miscellaneous revenue                                     4,713         4,761
                                                       ----------    ----------
                                                          246,401       216,550

Operating costs and expenses:
  Fitness center operations                               140,098       124,182
  Products and services                                    33,752        23,636
  Member processing and collection centers                 11,041        10,483
  Advertising                                              16,413        16,558
  General and administrative                                8,961         6,956
  Depreciation and amortization                            18,969        17,969
                                                       ----------    ----------
                                                          229,234       199,784
                                                       ----------    ----------

Operating income                                           17,167        16,766

Finance charges earned                                     17,442        17,323
Interest expense                                          (13,547)      (14,675)
Other interest income                                          89           218
                                                       ----------    ----------
                                                            3,984         2,866
                                                       ----------    ----------

Income before income taxes                                 21,151        19,632
Income tax provision                                       (5,076)         (400)
                                                       ----------    ----------

Net income                                             $   16,075    $   19,232
                                                       ==========    ==========

Basic earnings per common share                        $      .50    $      .67
                                                       ==========    ==========

Diluted earnings per common share                      $      .48    $      .63
                                                       ==========    ==========

See accompanying notes.

BALLY TOTAL FITNESS HOLDING CORPORATION
Consolidated Statement of Income
(In thousands, except per share data)
(Unaudited)
                                                               Six months ended
                                                                        June 30
                                                       ------------------------
                                                             2002          2001
                                                       ----------    ----------
Net revenues:
  Membership revenues                                  $  371,064    $  347,405
  Products and services                                   105,735        74,000
  Miscellaneous revenue                                    10,028         9,007
                                                       ----------    ----------
                                                          486,827       430,412

Operating costs and expenses:
  Fitness center operations                               277,902       246,557
  Products and services                                    66,785        46,757
  Member processing and collection centers                 21,993        20,979
  Advertising                                              32,922        32,417
  General and administrative                               16,861        14,199
  Depreciation and amortization                            36,408        35,881
                                                       ----------    ----------
                                                          452,871       396,790
                                                       ----------    ----------

Operating income                                           33,956        33,622

Finance charges earned                                     35,122        35,154
Interest expense                                          (28,190)      (30,633)
Other interest income                                         163           484
                                                       ----------    ----------
                                                            7,095         5,005
                                                       ----------    ----------

Income before income taxes                                 41,051        38,627
Income tax provision                                       (5,574)         (750)
                                                       ----------    ----------

Net income                                             $   35,477    $   37,877
                                                       ==========    ==========

Basic earnings per common share                        $     1.11    $     1.42
                                                       ==========    ==========

Diluted earnings per common share                      $     1.06    $     1.28
                                                       ==========    ==========

See accompanying notes.

BALLY TOTAL FITNESS HOLDING CORPORATION
Consolidated Statement of Stockholders' Equity
(In thousands, except share data)
(Unaudited)
                                  Common stock                                  Unearned
                               -------------------                            compensation     Common       Total
                                             Par    Contributed  Accumulated   (restricted    stock in   stockholders'
                                 Shares     value     capital      deficit        stock)      treasury      equity
                               ----------  -------  -----------  -----------  ------------  -----------  -------------

Balance at December 31, 2001   32,380,557  $   329  $   657,546  $ (107,807)  $   (26,559)  $  (10,775)   $   512,734

Net income                                                           35,477                                    35,477

Issuance of common stock
  under long-term incentive
  plan                            110,000        1        4,619                    (4,619)                          1

Exercise of warrants              250,000        3        2,510                                                 2,513

Issuance of common stock
  under stock purchase and
  option plans                     81,916        1        1,322                                                 1,323

Issuance of common stock for
  acquisitions of businesses      382,827        4        8,851                                                 8,855

Purchases of common stock
  for treasury                    (54,500)                                                        (860)          (860)
                               ----------  -------  -----------  ----------   -----------   ----------    -----------

Balance at June 30, 2002       33,150,800  $   338  $   674,848  $  (72,330)  $   (31,178)  $  (11,635)   $   560,043
                               ==========  =======  ===========  ==========   ===========   ==========    ===========

See accompanying notes.

BALLY TOTAL FITNESS HOLDING CORPORATION
Consolidated Statement of Cash Flows
(In thousands)
(Unaudited)
                                                               Six months ended
                                                                        June 30
                                                       ------------------------
                                                             2002          2001
                                                       ----------    ----------
Operating:
  Net income                                           $   35,477    $   37,877
  Adjustments to reconcile--
    Depreciation and amortization, including
      amortization included in interest expense            38,440        37,753
    Change in operating assets and liabilities            (53,563)      (22,450)
                                                       ----------    ----------
  Cash provided by operating activities                    20,354        53,180

Investing:
  Purchases and construction of property
    and equipment                                         (43,165)      (47,966)
  Purchases of real estate                                (11,510)
  Acquisitions of businesses and other                     (6,092)       (2,379)
                                                       ----------    ----------
  Cash used in investing activities                       (60,767)      (50,345)

Financing:
  Debt transactions--
    Net borrowings (repayments) under revolving
      credit agreement                                     25,000       (61,500)
    Net borrowings (repayments) of other
      long-term debt                                       16,412        (9,956)
                                                       ----------    ----------
  Cash provided (used) by debt transactions                41,412       (71,456)

  Equity transactions--
    Proceeds from sale of common stock                                   53,827
    Proceeds from exercise of warrants                      2,513        11,609
    Proceeds from issuance of common stock under
      stock purchase and option plans                       1,324         2,248
    Purchases of common stock for treasury                   (860)
                                                       ----------    ----------
  Cash provided (used) by financing transactions           44,389        (3,772)
                                                       ----------    ----------

Increase (decrease) in cash and equivalents                 3,976          (937)
Cash and equivalents, beginning of period                   9,310        13,074
                                                       ----------    ----------
Cash and equivalents, end of period                    $   13,286    $   12,137
                                                       ==========    ==========

See accompanying notes.

BALLY TOTAL FITNESS HOLDING CORPORATION
Consolidated Statement of Cash Flows — (continued)
(In thousands)
(Unaudited)
                                                               Six months ended
                                                                        June 30
                                                       ------------------------
                                                             2002          2001
                                                       ----------    ----------
Supplemental Cash Flows Information:

Changes in operating assets and liabilities:
  Increase in installment contracts receivable         $  (63,066)   $  (11,041)
  Increase in other current and other assets               (6,551)       (7,377)
  Increase in deferred membership origination costs        (4,511)       (3,618)
  Increase (decrease) in accounts payable                  11,622        (1,661)
  Increase (decrease) in income taxes payable
    and deferred income taxes                               4,935          (678)
  Increase in accrued and other liabilities                 4,418         2,456
  Decrease in deferred revenues                              (410)         (531)
                                                       ----------    ----------
Change in operating assets and liabilities             $  (53,563)   $  (22,450)
                                                       ==========    ==========

Cash payments for interest and income taxes
  were as follows--
    Interest paid                                      $   28,141    $   31,353
    Interest capitalized                                   (1,840)       (2,197)
    Income taxes paid, net                                    736         1,428

Investing and financing activities exclude
 the following non-cash transactions--
   Acquisitions of property and equipment
     through capital leases/borrowings                 $    7,716    $   13,573
   Acquisitions of businesses with common stock             8,855
   Common stock issued under long-term
     incentive plan                                         4,619
   Debt, including assumed debt related to
     acquisitions of businesses                             2,846

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

       All adjustments have been recorded which are, in the opinion of management, necessary for a fair presentation of the condensed consolidated balance sheet of the Company at June 30, 2002, its consolidated statements of income for the three and six months ended June 30, 2002 and 2001, its consolidated statement of stockholders’ equity for the six months ended June 30, 2002, and its consolidated statements of cash flows for the six months ended June 30, 2002 and 2001. All such adjustments were of a normal recurring nature.

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

Seasonal factors

       The Company’s operations are subject to seasonal factors and, therefore, the results of operations for the six months ended June 30, 2002 and 2001 are not necessarily indicative of the results of operations for the full year.

Installment contracts receivable

                                                          June 30   December 31
                                                             2002          2001
                                                      -----------   -----------
Current:
  Installment contracts receivable                     $  437,848    $  397,180
  Unearned finance charges                                (44,227)      (44,898)
  Allowance for doubtful receivables
    and cancellations                                     (68,071)      (67,671)
                                                       ----------    ----------
                                                       $  325,550    $  284,611
                                                       ==========    ==========

Long-term:
  Installment contracts receivable                     $  379,754    $  358,115
  Unearned finance charges                                (21,186)      (21,675)
  Allowance for doubtful receivables
    and cancellations                                     (62,789)      (62,833)
                                                       ----------    ----------
                                                       $  295,779    $  273,607
                                                       ==========    ==========

Allowance for doubtful receivables and cancellations

                                          Three months ended           Six months ended
                                                     June 30                    June 30
                                   -------------------------  -------------------------
                                          2002          2001         2002          2001
                                   -----------   -----------  -----------   -----------

Balance at beginning of period     $   134,032   $   135,616  $   130,504   $   132,277
Contract cancellations and
  write-offs of uncollectible
  amounts, net of recoveries           (86,347)      (78,947)    (177,180)     (166,583)
Provision for cancellations and
  doubtful receivables                  83,175        88,243      177,536       179,218
                                   -----------   -----------  -----------   -----------
Balance at end of period           $   130,860   $   144,912  $   130,860   $   144,912
                                   ===========   ===========  ===========   ===========

Membership revenues

       Gross committed membership fees represent the gross contracted value of memberships originated during the periods, inclusive of initial membership fees, monthly dues, finance charges, and products and services included in membership programs. This data is presented in order to expand the presentation of originating membership data as the Company now operates under several brands, membership structures and an evolving menu of products and services accompanying certain membership programs. The following is a reconciliation of gross committed membership fees to initial membership fees originated, net:

                                          Three months ended           Six months ended
                                                     June 30                    June 30
                                   -------------------------  -------------------------
                                          2002          2001         2002          2001
                                   -----------   -----------  -----------   -----------

Gross committed membership fees    $   279,981   $   277,641  $   600,728   $   570,099
Less:  Committed monthly dues          (56,875)      (38,006)    (121,215)      (78,156)
       Provision for cancellations
         and doubtful receivables      (83,175)      (88,243)    (177,536)     (179,218)
       Unearned finance charges
         and other                     (37,716)      (41,220)     (80,232)      (83,348)
       Products and services
         revenues included in
         membership programs           (17,658)      (14,407)     (36,999)      (28,492)
                                   -----------   -----------  -----------   -----------
Initial membership fees
  originated, net                  $    84,557   $    95,765  $   184,746   $   200,885
                                   ===========   ===========  ===========   ===========

       The following presents the components of membership revenues as presented in the accompanying consolidated statement of income:

                                          Three months ended           Six months ended
                                                     June 30                    June 30
                                   -------------------------  -------------------------
                                          2002          2001         2002          2001
                                   -----------   -----------  -----------   -----------
Initial membership fees:
  Originated, net                  $    84,557   $    95,765  $   184,746   $   200,885
  Decrease (increase) in deferral        6,507         4,617       (1,963)       (1,117)
                                   -----------   -----------  -----------   -----------
                                        91,064       100,382      182,783       199,768
Dues:
  Dues collected                        95,393        72,808      185,908       145,989
  Decrease in deferral                   1,913         1,035        2,373         1,648
                                   -----------   -----------  -----------   -----------
                                        97,306        73,843      188,281       147,637
                                   -----------   -----------  -----------   -----------
Membership revenues                $   188,370   $   174,225  $   371,064   $   347,405
                                   ===========   ===========  ===========   ===========

Products and services

                                          Three months ended           Six months ended
                                                     June 30                    June 30
                                   -------------------------  -------------------------
                                          2002          2001         2002          2001
                                   -----------   -----------  -----------   -----------
Net revenues:
  Retail and nutritional
  supplements--
    Membership programs            $     6,725   $     8,013  $    15,510   $    16,411
    Direct sales                        14,409        10,921       28,233        21,325
  Personal training--
    Membership programs                 10,933         6,394       21,489        12,081
    Direct sales                        19,695         9,858       37,396        20,367
  Financial services                     1,556         2,378        3,107         3,816
                                   -----------   -----------  -----------   -----------
                                        53,318        37,564      105,735        74,000
Operating costs and expenses:
  Retail and nutritional
    supplements                         15,699        13,326       32,045        26,574
  Personal training                     18,053        10,310       34,740        20,183
                                   -----------   -----------  -----------   -----------
                                        33,752        23,636       66,785        46,757
                                   -----------   -----------  -----------   -----------
Contribution margin                $    19,566   $    13,928  $    38,950   $    27,243
                                   ===========   ===========  ===========   ===========

Earnings per common share

       Basic earnings per common share for each period is computed based on the weighted average number of shares of common stock outstanding of 32,079,795 and 28,620,179 for the three months ended June 30, 2002 and 2001, respectively, and 31,911,543 and 26,728,988 for the six months ended June 30, 2002 and 2001, respectively. Diluted earnings per common share for each period includes the addition of common stock equivalents of 1,484,481 and 1,961,111 for the three months ended June 30, 2002 and 2001, respectively, and 1,436,788 and 2,941,009 for the six months ended June 30, 2002 and 2001, respectively. Common stock equivalents represent the dilutive effect of the assumed exercise of outstanding warrants and stock options.

New accounting pronouncements

       The Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, in the first quarter of 2002. As a result, the Company ceased amortization of goodwill in 2002 and, in accordance with the provisions of this standard, has determined that recorded goodwill is not impaired. The following table presents prior year second quarter and year to date net income and earnings per share adjusted to add back goodwill amortization:

                                               Three months ended June 30, 2001
                                             ----------------------------------
                                                           Earnings per share
                                                         ----------------------
                                             Net income     Basic      Diluted
                                             ----------  ----------  ----------

As reported                                  $   19,232  $     0.67  $     0.63
Add back: goodwill amortization                   1,910        0.07        0.06
                                             ----------  ----------  ----------
As adjusted                                  $   21,142  $     0.74  $     0.69
                                             ==========  ==========  ==========

                                                 Six months ended June 30, 2001
                                             ----------------------------------
                                                           Earnings per share
                                                         ----------------------
                                             Net income     Basic      Diluted
                                             ----------  ----------  ----------

As reported                                  $   37,877  $     1.42  $     1.28
Add back: goodwill amortization                   3,778        0.14        0.12
                                             ----------  ----------  ----------
As adjusted                                  $   41,655  $     1.56  $     1.40
                                             ==========  ==========  ==========

Income Taxes

       At June 30, 2002, for accounting purposes, the Company had approximately $80 million of unrecognized federal net operating loss carryforwards. Separately, the Company’s alternative minimum tax (“AMT”) net operating loss carryforwards have been substantially recognized. Therefore, having fully recognized AMT net operating loss carryforwards for reporting purposes, the Company’s federal income tax rate has increased to 20% for second quarter and subsequent periods. The 20% federal rate will remain in effect until such time as all of the Company’s AMT credits are fully utilized, which is not currently expected before 2004. The balance of the provision consists primarily of taxes owed to states where local earnings are no longer offset by state net operating loss carryforwards.

       For federal income tax payment purposes, the Company has available net operating loss carryforwards exceeding $350 million and AMT net operating loss carryforwards in excess of $230 million. Therefore, the Company currently does not expect to make any significant federal tax payments earlier than 2004. At such time, the Company will be required to pay taxes at the 20% AMT rate for periods currently estimated to extend beyond 2005, including those periods benefited by AMT credits. For accounting purposes, the 2002 federal tax provision consists entirely of non-cash deferred income tax charges.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Comparison of the Three Months Ended June 30, 2002 and 2001

       Net revenues for the second quarter of 2002 were $246.4 million compared to $216.5 million in 2001, an increase of $29.9 million (14%), inclusive of $18.3 million (8%) attributable to the acquisition of 19 Crunch Fitness centers on December 31, 2001. Net revenues from comparable fitness centers increased 3%. This increase in net revenues resulted from the following:

  Membership revenues increased $14.1 million (8%) over the prior year quarter, including a 32% increase in dues revenue (18% related to Crunch Fitness) recognized during the period. Dues revenue for the second quarter of 2002 equaled more than half of total membership revenue. The provision for doubtful receivables and cancellations, included as a direct reduction of membership revenue, was 41% of the gross financed portion of membership fee originations for both periods.

  Products and services revenue increased $15.8 million (42%) over the 2001 quarter, primarily reflecting the continued growth of personal training services, nutritional product sales and the addition of Crunch Fitness, which accounted for $5.0 million of the increase.

  Miscellaneous revenue of $4.7 million was unchanged from the 2001 quarter.

       The weighted-average number of fitness centers increased to 412 from 386 in the second quarter of 2001, an increase of 7%, including a 49% increase in the weighted-average number of centers operating under the Company’s upscale brands from 37 to 55, largely resulting from the acquisition of Crunch Fitness.

       Gross committed membership fees during the second quarter increased 1% compared to the 2001 quarter. The gross committed monthly membership fees originated during the second quarter of 2002 averaged $43 versus $40 in the year ago quarter, an 8% increase. This increase results primarily from higher monthly dues included in memberships originated at our Bally Total Fitness clubs and the addition of Crunch Fitness with its higher membership fee structure. The number of new members joining decreased 5% during the second quarter of 2002 compared with the same quarter a year ago, with a 9% decrease at our Bally Total Fitness clubs. Weak economic conditions during the quarter, combined with a price increase resulting from the strategic curtailment of the prior year’s discounting, contributed to the decline in memberships. During July 2002, this strategy produced a recovery with both an increase in the number and price of new memberships sold. The average committed duration of memberships originated during the second quarter of 2002 was 29.8 months versus 30.1 months in the prior year quarter, a 1% decrease. This decrease resulted primarily from the shorter commitment term of memberships offered at Crunch Fitness and the addition of five new clubs in states and provinces that limit contract duration to twelve months.

       Operating income for the second quarter of 2002 was $17.2 million compared to $16.8 million in 2001. Net revenues increased $29.9 million (14%) for the second quarter of 2002, offset by a $28.5 million (16%) increase in operating costs and expenses, and an increase in depreciation and amortization of $1.0 million. Earnings before interest, taxes, depreciation and amortization, including finance charges earned (“EBITDA”) was $53.6 million versus $52.1 million for the last year quarter, a 3% increase. The EBITDA margin was 20% in the 2002 quarter compared to 22% in the 2001 period. This decrease is due, in part, to the initially lower margins attributable to the Crunch Fitness centers and the growing proportion of clubs open less than three years which, due to deferred revenue accounting and their immature membership dues base, yield below-average margins compared to mature clubs. Fitness center operating expenses increased $15.9 million (13%) due principally to incremental costs of operating new fitness centers, including Crunch Fitness, which represented approximately $8.7 million of the increase. Products and services expenses increased $10.1 million (43%) to support the revenue growth of product and service offerings. Contribution margin from products and services increased to $19.6 million from $13.9 million in the prior year quarter, a 41% increase (12% related to Crunch Fitness), with a contribution margin percentage of 37% in both periods. Member processing and collection center expenses increased $.6 million from the prior year quarter, reflecting increased costs to serve the higher number of clubs and members as compared to the prior year period. Advertising expenses were essentially unchanged compared to the prior year quarter. General and administrative expenses increased $2.0 million (29%) compared to the prior year quarter to support the Company’s overall growth strategy. Depreciation and amortization expense increased $1.0 million (6%), resulting from additional depreciation and amortization expense of $2.9 million due to increased expenditures for property and equipment and acquired fitness centers during the past two years, offset by the elimination of goodwill amortization of $1.9 million in the prior year quarter as a result of the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

       The income tax provision for the three months ended June 30, 2002, increased $4.7 million compared to the prior year quarter. This increase is attributable to the Company having fully recognized alternative minimum tax (“AMT”) net operating loss carryforwards for reporting purposes. As a result, the Company’s federal income tax rate increased to 20% beginning in the second quarter of 2002. This 20% rate will remain in effect until such time as all of the Company’s AMT credits are fully utilized, which is not currently expected before 2004. For accounting purposes, the 2002 federal tax provision consists entirely of non-cash deferred income tax charges. The balance of the provision consists primarily of taxes owed to states where local earnings are no longer offset by state net operating loss carryforwards.

       Finance charges earned in excess of interest expense totaled $4.0 million in the second quarter of 2002, an increase of $1.1 million over the prior year period resulting principally from lower interest rates on the Company’s borrowings.

Comparison of the Six Months Ended June 30, 2002 and 2001

       Net revenues for the first six months of 2002 were $486.8 million compared to $430.4 million in 2001, an increase of $56.4 million (13%), inclusive of $37.9 million (9%) attributable to Crunch Fitness. Net revenues from comparable fitness centers increased 3%. This increase in net revenues resulted from the following:

  Membership revenues increased $23.7 million (7%) over the prior year period, including a 28% increase in dues revenue (19% related to Crunch Fitness) recognized during the period. Dues revenue for the first six months of 2002 equaled more than half of total membership revenue. The provision for doubtful receivables and cancellations, included as a direct reduction of membership revenue, was 41% of the gross financed portion of membership fee originations for both periods.

  Products and services revenue increased $31.7 million (43%) over the prior year period, primarily reflecting the continued growth of personal training services, nutritional product sales and the addition of Crunch Fitness, which accounted for $10.0 million of the increase.

  Miscellaneous revenue increased $1.0 million (11%) over the prior year period, primarily reflecting additional revenue from co-marketing arrangements.

       The weighted-average number of fitness centers increased to 409 from 385 in the first six months of 2001, an increase of 6%, including a 53% increase in the weighted-average number of centers operating under the Company’s upscale brands from 36 to 55, largely resulting from the acquisition of Crunch Fitness.

       Gross committed membership fees increased 5% compared to the 2001 period. The gross committed monthly membership fees originated during the first six months of 2002 averaged $44 versus $40 in the year ago period, a 10% increase. This increase results primarily from higher monthly dues included in memberships originated at our Bally Total Fitness clubs and the addition of Crunch Fitness with its higher membership fee structure. The number of new members joining increased 1% during the first six months of 2002 compared with the same period a year ago, with a 4% reduction at our Bally Total Fitness clubs. The average committed duration of memberships originated during the first six months of 2002 was 30.5 months versus 31.4 months in the prior year period, a 3% decrease. This decrease resulted primarily from the shorter committed term of memberships offered at Crunch Fitness and the addition of five new clubs in states and provinces that limit contract duration to twelve months.

       Operating income for the first six months of 2002 was $34.0 million compared to $33.6 million in 2001. Net revenues increased by $56.4 million (13%) for the first six months of 2002, offset by a $55.6 million (15%) increase in operating costs and expenses, and an increase in depreciation and amortization of $.5 million. Earnings before interest, taxes, depreciation and amortization, including finance charges earned (“EBITDA”) was $105.5 million versus $104.7 million for the prior year period, a 1% increase. The EBITDA margin was 20% for the first six months of 2002 compared to 22% in the 2001 period. This decrease is due, in part, to the initially lower margins attributable to the Crunch Fitness centers and the growing proportion of clubs open less than three years which, due to deferred revenue accounting and their immature membership dues base, yield below-average margins compared to mature clubs. Fitness center operating expenses increased $31.3 million (13%) due principally to incremental costs of operating new fitness centers, including Crunch Fitness, which represented approximately $17.6 million of the increase. Products and services expenses increased $20.0 million (43%) to support the revenue growth of product and service offerings. Contribution margin from products and services increased to $39.0 million from $27.2 million in the prior year period, a 43% increase (12% related to Crunch Fitness), with a contribution margin percentage of 37% in both periods. Member processing and collection center expenses increased $1.0 million from the prior year period, reflecting increased costs to serve the higher number of clubs and members as compared to the prior year period. Advertising expenses increased $.5 million (2%) compared to the prior year. General and administrative expenses increased $2.7 million (19%) compared to the prior year period to support the Company’s overall growth strategy. Depreciation and amortization expense increased $.5 million resulting from additional depreciation and amortization expense of $4.3 million due to increased expenditures for property and equipment and acquired fitness centers during the past two years, offset by the elimination of goodwill amortization of $3.8 million in the prior year period as a result of the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

       The income tax provision for the six months ended June 30, 2002, increased $4.8 million compared to the prior year period. This increase is attributable to the Company having fully recognized alternative minimum tax (“AMT”) net operating loss carryforwards for reporting purposes. As a result, the Company’s federal income tax rate increased to 20% beginning in the second quarter of 2002. This 20% rate will remain in effect until such time as all of the Company’s AMT credits are fully utilized, which is not currently expected before 2004. For accounting purposes, the 2002 federal tax provision consists entirely of non-cash deferred income tax charges. The balance of the provision consists primarily of taxes owed to states where local earnings are no longer offset by state net operating loss carryforwards.

       Finance charges earned in excess of interest expense totaled $7.1 million in the first six months of 2002, an increase of $2.1 million over the prior year period resulting principally from lower interest rates on the Company’s borrowings.

Liquidity and Capital Resources

       Net cash used for operating activities decreased $4.2 million during the quarter to $5.1 million, compared to a net use of $9.3 million in second quarter 2001. Cash flows from operating activities were $20.4 million in the first six months of 2002, compared to $53.2 million in the 2001 period which included $32 million of accelerated collections from the sale of installment contracts receivable. During the first and third quarters of 2001, we sold a portion of our installment contracts receivable portfolio to a major financial institution at net book value, with combined proceeds of $105 million. Excluding the impact of the sales of receivables in 2001, and net of the change in dues prepayments during the periods, cash flows from operating activities were $7.6 million in second quarter of 2002, compared to $3.6 million in the prior year quarter, and $48.7 million in the first half of 2002, versus $25.9 million in 2001, a $22.8 million increase.

       The following table sets forth cash flows from operating activities on a comparable basis to exclude the impact of last year’s first quarter sale of receivables, to add back actual cash collections on the sold portfolio, and to reflect the impact of changes in dues prepayments during each of the periods (in thousands):

                                           Three months ended           Six months ended
                                                      June 30                    June 30
                                    -------------------------  -------------------------
                                           2002          2001         2002          2001
                                    -----------   -----------  -----------   -----------
Cash flows from (used in) operating
  activities, as reported           $    (5,091)  $    (9,357) $    20,354   $    53,180
    Acceleration of collections
      through bulk sale of
      installment contracts
      receivable                                                                 (45,000)
   Collections on installment
      contracts receivable sold          14,143         9,435       31,100        13,033
   Change in dues prepayments            (1,437)        3,527       (2,762)        4,657
                                    -----------   -----------  -----------   -----------

Cash flows from operating
  activities on a comparable basis  $     7,615   $     3,605  $    48,692   $    25,870
                                    ===========   ===========  ===========   ===========

       Our bank credit facility, dated November 10, 1999, as amended in December 2001, provides up to $225.0 million of availability consisting of a three-year $135.0 million term loan and a $90.0 million three-year revolving credit facility. The amount available under the revolving credit facility is reduced by any outstanding letters of credit, which cannot exceed $30.0 million. As of July 31, 2002, the Company had drawn $50.5 million on its $90 million revolving credit line and had outstanding letters of credit totaling $4.6 million. The $135.0 million term loan is repayable in 13 installments. The first installment of $250,000 was paid in December 2001, 11 quarterly installments of $460,000 began March 31, 2002 and the final installment of $129,690,000 is due November 2004. We have no scheduled principal payments under our subordinated debt until October 2007. Our debt service requirements, including interest, through June 30, 2003 are approximately $76.1 million. During April 2002, the Company repaid the remaining balance outstanding on its 1996 securitization with proceeds from its 2001 securitization facility. We believe to the extent required, that we will be able to satisfy our short-term requirements for debt service and capital expenditures out of available cash balances, cash flows from operations and borrowings on the revolving credit facility. In addition to cash from operating activities, we believe our longer-term debt service requirements through 2004 can be satisfied by availability on our bank credit facility, including extensions, expansion of our securitization facility, other secured borrowings or through additional offerings of our common stock.

       We are authorized to repurchase up to 1,500,000 shares of our common stock on the open market from time to time. We repurchased 625,100 shares between August 1998 and November 1999 at an average price of $18 per share, and 54,500 shares in February 2002 at $16 per share.

       Capital expenditures totaled $43.2 million for property and equipment, and $11.5 million for purchases of real estate in the first six months of 2002. Property and equipment expenditures are expected to total approximately $35 million for the remainder of 2002. The Company does not anticipate any additional real estate purchases in 2002. Capital spending in 2003 is targeted to be at levels lower than the most recent periods, as the Company expects to target higher growth of free cash flows.

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

BALLY TOTAL FITNESS HOLDING CORPORATION

PART II.   OTHER INFORMATION

Item 4.   Submission of matters to a vote of security holders

At the Company’s annual meeting of stockholders held on June 7, 2002, the stockholders considered and voted on the following:

Two persons nominated by the Board of Directors for election as directors of Class III for three-year terms expiring in 2005 or until their successors have been duly elected, along with the voting results which resulted in each nominee being elected as a director, were as follows:

	Votes	Votes
Nominees	cast for	withheld

John W. Dwyer	30,143,325	98,278
J. Kenneth Looloian	30,140,187	101,416

In addition to the two directors elected at the meeting, the following directors term of office as directors continued after the meeting: Lee S. Hillman, George N. Aronoff, James F. McAnally, M.D., and Liza M. Walsh.

Item 6.   Exhibits and reports on Form 8-K

(a)	Exhibits:

Exhibit 99.1 Certification of Lee S. Hillman pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

Exhibit 99.2 Certification of John W. Dwyer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(b)	Reports on Form 8-K:

Financial
Date	Items	Statements

May 2, 2002	#5 and #7	None

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

Dated: August 14, 2002