Form 10-Q
period 2002-09-30
BALLY TOTAL FITNESS HOLDING CORP
filed 2002-11-14
CIK 770944

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the period ended September 30, 2002

or

[ ]	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

Commission file number:   0-27478

BALLY TOTAL FITNESS HOLDING CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	36-3228107

(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

8700 West Bryn Mawr Avenue, Chicago, Illinois	60631

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:    (773) 380-3000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes:   X      No:

As of October 31, 2002, 33,163,642 shares of the registrant’s common stock were outstanding.

BALLY TOTAL FITNESS HOLDING CORPORATION

INDEX

Page
Number
PART I.   FINANCIAL INFORMATION

Item 1.	Financial statements:

Condensed consolidated balance sheet (unaudited)
September 30, 2002 and December 31, 2001	1

Consolidated statement of income (unaudited)
Three months ended September 30, 2002 and 2001	2

Consolidated statement of income (unaudited)
Nine months ended September 30, 2002 and 2001	3

Consolidated statement of stockholders' equity (unaudited)
Nine months ended September 30, 2002	4

Consolidated statement of cash flows (unaudited)
Nine months ended September 30, 2002 and 2001	5

Notes to condensed consolidated financial statements
(unaudited)	7

Item 2.	Management's discussion and analysis of financial
condition and results of operations	12

Item 4.	Evaluation of Disclosure Controls and Procedures	17

PART II.   OTHER INFORMATION

Item 6.	Exhibits and reports on Form 8-K	17

SIGNATURE PAGE	18

Index

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

BALLY TOTAL FITNESS HOLDING CORPORATION
Condensed Consolidated Balance Sheet
(In thousands)
(Unaudited)
                                                     September 30   December 31
                                                             2002          2001
                                                     ------------   -----------
                           ASSETS

Current assets:
  Cash and equivalents                                 $   13,335    $    9,310
  Installment contracts receivable, net                   336,984       284,611
  Other current assets                                     81,719        68,899
                                                       ----------    ----------
    Total current assets                                  432,038       362,820

Installment contracts receivable, net                     288,767       273,607
Property and equipment, less accumulated depreciation
  and amortization of $526,161 and $490,116               663,114       628,634
Intangible assets, less accumulated
  amortization of $80,015 and $80,256                     253,092       237,037
Deferred income taxes                                      68,938        76,104
Deferred membership origination costs                     119,764       112,959
Other assets                                               32,402        25,729
                                                       ----------    ----------
                                                       $1,858,115    $1,716,890
                                                       ==========    ==========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                     $   63,735    $   50,471
  Income taxes payable                                        240         1,974
  Deferred income taxes                                    31,157        32,346
  Accrued liabilities                                      84,297        75,309
  Current maturities of long-term debt                     29,048        25,302
  Deferred revenues                                       296,305       294,930
                                                       ----------    ----------
    Total current liabilities                             504,782       480,332

Long-term debt, less current maturities                   702,018       639,869
Other liabilities                                          12,658        12,555
Deferred revenues                                          70,960        71,400
Stockholders' equity                                      567,697       512,734
                                                       ----------    ----------
                                                       $1,858,115    $1,716,890
                                                       ==========    ==========

See accompanying notes.

Index
BALLY TOTAL FITNESS HOLDING CORPORATION
Consolidated Statement of Income
(In thousands, except per share data)
(Unaudited)
                                                             Three months ended
                                                                   September 30
                                                       ------------------------
                                                             2002          2001
                                                       ----------    ----------
Net revenues:
  Membership revenues                                  $  180,480    $  168,665
  Products and services                                    57,398        37,105
  Miscellaneous revenue                                     5,228         4,081
                                                       ----------    ----------
                                                          243,106       209,851

Operating costs and expenses:
  Fitness center operations                               140,946       121,992
  Products and services                                    36,681        23,241
  Member processing and collection centers                 11,686        10,718
  Advertising                                              12,221        11,512
  General and administrative                                8,443         7,151
  Special charges                                           6,500         6,700
  Depreciation and amortization                            19,587        19,155
                                                       ----------    ----------
                                                          236,064       200,469
                                                       ----------    ----------

Operating income                                            7,042         9,382

Finance charges earned                                     16,815        16,986
Interest expense                                          (13,796)      (14,606)
Other, net                                                   (556)          161
                                                       ----------    ----------
                                                            2,463         2,541
                                                       ----------    ----------

Income before income taxes                                  9,505        11,923
Income tax (provision) benefit                             (2,281)       14,600
                                                       ----------    ----------

Net income                                             $    7,224    $   26,523
                                                       ==========    ==========

Basic earnings per common share                        $      .22    $      .92
                                                       ==========    ==========

Diluted earnings per common share                      $      .22    $      .88
                                                       ==========    ==========

See accompanying notes.

Index
BALLY TOTAL FITNESS HOLDING CORPORATION
Consolidated Statement of Income
(In thousands, except per share data)
(Unaudited)
                                                              Nine months ended
                                                                   September 30
                                                       ------------------------
                                                             2002          2001
                                                       ----------    ----------
Net revenues:
  Membership revenues                                  $  551,544    $  516,070
  Products and services                                   163,133       111,105
  Miscellaneous revenue                                    15,256        13,088
                                                       ----------    ----------
                                                          729,933       640,263

Operating costs and expenses:
  Fitness center operations                               418,848       368,549
  Products and services                                   103,466        69,998
  Member processing and collection centers                 33,679        31,697
  Advertising                                              45,143        43,929
  General and administrative                               25,304        21,350
  Special charges                                           6,500         6,700
  Depreciation and amortization                            55,995        55,036
                                                       ----------    ----------
                                                          688,935       597,259
                                                       ----------    ----------

Operating income                                           40,998        43,004

Finance charges earned                                     51,937        52,140
Interest expense                                          (41,986)      (45,239)
Other, net                                                   (393)          645
                                                       ----------    ----------
                                                            9,558         7,546
                                                       ----------    ----------

Income before income taxes                                 50,556        50,550
Income tax (provision) benefit                             (7,855)       13,850
                                                       ----------    ----------

Net income                                             $   42,701    $   64,400
                                                       ==========    ==========

Basic earnings per common share                        $     1.33    $     2.35
                                                       ==========    ==========

Diluted earnings per common share                      $     1.29    $     2.17
                                                       ==========    ==========

See accompanying notes.

Index
BALLY TOTAL FITNESS HOLDING CORPORATION
Consolidated Statement of Stockholders' Equity
(In thousands, except share data)
(Unaudited)
                                  Common stock                                  Unearned
                               -------------------                            compensation     Common       Total
                                             Par    Contributed  Accumulated   (restricted    stock in   stockholders'
                                 Shares     value     capital      deficit        stock)      treasury      equity
                               ----------  -------  -----------  -----------  ------------  -----------  -------------

Balance at December 31, 2001   32,380,557  $   329  $   657,546  $ (107,807)  $   (26,559)  $  (10,775)   $   512,734

Net income                                                           42,701                                    42,701

Issuance of common stock
  under long-term incentive
  plan                            110,000        1        4,619                    (4,619)                          1

Exercise of warrants              250,000        3        2,510                                                 2,513

Issuance of common stock
  under stock purchase and
  option plans                    123,551        1        1,752                                                 1,753

Issuance of common stock for
  acquisitions of businesses      382,827        4        8,851                                                 8,855

Purchases of common stock
  for treasury                    (54,500)                                                        (860)          (860)
                               ----------  -------  -----------  ----------   -----------   ----------    -----------

Balance at September 30, 2002  33,192,435  $   338  $   675,278  $  (65,106)  $   (31,178)  $  (11,635)   $   567,697
                               ==========  =======  ===========  ==========   ===========   ==========    ===========

See accompanying notes.

Index
BALLY TOTAL FITNESS HOLDING CORPORATION
Consolidated Statement of Cash Flows
(In thousands)
(Unaudited)
                                                              Nine months ended
                                                                   September 30
                                                       ------------------------
                                                             2002          2001
                                                       ----------    ----------
Operating:
  Net income                                           $   42,701    $   64,400
  Adjustments to reconcile--
    Depreciation and amortization, including
      amortization included in interest expense            58,895        57,800
    Change in operating assets and liabilities            (66,533)       (4,199)
                                                       ----------    ----------
  Cash provided by operating activities                    35,063       118,001

Investing:
  Purchases and construction of property
    and equipment                                         (61,991)      (67,101)
  Purchases of real estate                                (11,510)
  Acquisitions of businesses and other                     (6,217)       (2,570)
                                                       ----------    ----------
  Cash used in investing activities                       (79,718)      (69,671)

Financing:
  Debt transactions--
    Net borrowings (repayments) under revolving
      credit agreement                                     35,900       (55,000)
    Net borrowings (repayments) of other
      long-term debt                                        9,643       (60,686)
    Debt issuance and refinancing costs                      (270)
                                                       ----------    ----------
  Cash provided by (used in) debt transactions             45,273      (115,686)

  Equity transactions--
    Proceeds from sale of common stock                                   53,827
    Proceeds from exercise of warrants                      2,513        11,609
    Proceeds from issuance of common stock under
      stock purchase and option plans                       1,754         2,706
    Purchases of common stock for treasury                   (860)
                                                       ----------    ----------
  Cash provided by (used in) financing transactions        48,680       (47,544)
                                                       ----------    ----------

Increase in cash and equivalents                            4,025           786
Cash and equivalents, beginning of period                   9,310        13,074
                                                       ----------    ----------
Cash and equivalents, end of period                    $   13,335    $   13,860
                                                       ==========    ==========

See accompanying notes.

Index
BALLY TOTAL FITNESS HOLDING CORPORATION
Consolidated Statement of Cash Flows — (continued)
(In thousands)
(Unaudited)
                                                              Nine months ended
                                                                   September 30
                                                       ------------------------
                                                             2002          2001
                                                       ----------    ----------
Supplemental Cash Flows Information:

Changes in operating assets and liabilities:
  (Increase) decrease in installment contracts
    receivable                                         $  (67,488)   $   23,834
  Increase in other current and other assets              (12,857)       (3,969)
  Increase in deferred membership origination costs        (6,805)       (1,796)
  Increase (decrease) in accounts payable                  13,264        (1,226)
  Increase (decrease) in income taxes payable
    and deferred income taxes                               7,043       (15,319)
  Increase in accrued and other liabilities                 8,175         5,640
  Decrease in deferred revenues                            (7,865)      (11,363)
                                                       ----------    ----------
Change in operating assets and liabilities             $  (66,533)   $   (4,199)
                                                       ==========    ==========

Cash payments for interest and income taxes
  were as follows--
    Interest paid                                      $   34,139    $   38,577
    Interest capitalized                                   (2,442)       (3,122)
    Income taxes paid, net                                    909         1,469

Investing and financing activities exclude the
  following non-cash transactions--
    Acquisitions of property and equipment
      through capital leases/borrowings                $   11,231    $   20,240
    Acquisitions of businesses with common stock            8,855
    Common stock issued under
      long-term incentive plan                              4,619         1,470
    Assumed debt related to acquisitions
      of businesses                                         2,846
    Tax benefit from exercise of employee
      stock options                                                       4,000

See accompanying notes.

Index
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

       All adjustments have been recorded which are, in the opinion of management, necessary for a fair presentation of the condensed consolidated balance sheet of the Company at September 30, 2002, its consolidated statements of income for the three and nine months ended September 30, 2002 and 2001, its consolidated statement of stockholders’ equity for the nine months ended September 30, 2002, and its consolidated statements of cash flows for the nine months ended September 30, 2002 and 2001. All such adjustments were of a normal recurring nature.

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

Seasonal factors

       The Company’s operations are subject to seasonal factors and, therefore, the results of operations for the nine months ended September 30, 2002 and 2001 are not necessarily indicative of the results of operations for the full year.

Installment contracts receivable

                                                     September 30   December 31
                                                             2002          2001
                                                     ------------   -----------
Current:
  Installment contracts receivable                     $  443,189    $  397,180
  Unearned finance charges                                (42,264)      (44,898)
  Allowance for doubtful receivables
    and cancellations                                     (63,941)      (67,671)
                                                       ----------    ----------
                                                       $  336,984    $  284,611
                                                       ==========    ==========

Long-term:
  Installment contracts receivable                     $  381,415    $  358,115
  Unearned finance charges                                (22,878)      (21,675)
  Allowance for doubtful receivables
    and cancellations                                     (69,770)      (62,833)
                                                       ----------    ----------
                                                       $  288,767    $  273,607
                                                       ==========    ==========

Index
BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements—(continued)
(All dollar amounts in thousands, except share data)
(Unaudited)

Allowance for doubtful receivables and cancellations

                                          Three months ended          Nine months ended
                                                September 30               September 30
                                   -------------------------  -------------------------
                                          2002          2001         2002          2001
                                   -----------   -----------  -----------   -----------

Balance at beginning of period     $   130,860   $   144,912  $   130,504   $   132,277
Contract cancellations and
  write-offs of uncollectible
  amounts, net of recoveries           (81,268)      (78,307)    (258,448)     (244,890)
Provision for cancellations and
  doubtful receivables                  84,119        84,237      261,655       263,455
                                   -----------   -----------  -----------   -----------
Balance at end of period           $   133,711   $   150,842  $   133,711   $   150,842
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

                                          Three months ended          Nine months ended
                                                September 30               September 30
                                   -------------------------  -------------------------
                                          2002          2001         2002          2001
                                   -----------   -----------  -----------   -----------

Gross committed membership fees    $   287,389   $   265,697  $   888,117   $   835,796
Less:  Committed monthly dues          (59,385)      (33,369)    (180,600)     (111,525)
       Provision for cancellations
          and doubtful receivables     (84,119)      (84,237)    (261,655)     (263,455)
       Unearned finance charges
          and other                    (42,134)      (41,944)    (122,366)     (125,291)
       Products and services
         revenues included in
         membership programs           (20,349)      (14,584)     (57,348)      (43,077)
                                   -----------   -----------  -----------   -----------
Initial membership fees
  originated, net                  $    81,402   $    91,563  $   266,148   $   292,448
                                   ===========   ===========  ===========   ===========

Index
BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements—(continued)
(All dollar amounts in thousands, except share data)
(Unaudited)

       The following presents the components of membership revenues as presented in the accompanying consolidated statements of income:

                                          Three months ended          Nine months ended
                                                September 30               September 30
                                   -------------------------  -------------------------
                                          2002          2001         2002          2001
                                   -----------   -----------  -----------   -----------
Initial membership fees:
  Originated, net                  $    81,402   $    91,563  $   266,148   $   292,448
  Decrease in deferral                   4,848         7,748        2,885         6,631
                                   -----------   -----------  -----------   -----------
                                        86,250        99,311      269,033       299,079
Dues:
  Dues collected                        91,624        66,270      277,532       212,259
  Decrease in deferral                   2,606         3,084        4,979         4,732
                                   -----------   -----------  -----------   -----------
                                        94,230        69,354      282,511       216,991
                                   -----------   -----------  -----------   -----------
Membership revenues                $   180,480   $   168,665  $   551,544   $   516,070
                                   ===========   ===========  ===========   ===========

Products and services

                                          Three months ended          Nine months ended
                                                September 30               September 30
                                   -------------------------  -------------------------
                                          2002          2001         2002          2001
                                   -----------   -----------  -----------   -----------
Net revenues:
  Retail and nutritional
  supplements--
    Membership programs            $     7,305   $     7,357  $    22,815   $    23,768
    Direct sales                        13,791        11,777       42,024        33,101
  Personal training--
    Membership programs                 13,044         7,227       34,533        19,309
    Direct sales                        21,389         9,498       58,785        29,864
  Financial services                     1,869         1,246        4,976         5,063
                                   -----------   -----------  -----------   -----------
                                        57,398        37,105      163,133       111,105
Operating costs and expenses:
  Retail and nutritional
    supplements                         16,221        13,241       48,266        39,815
  Personal training                     20,460        10,000       55,200        30,183
                                   -----------   -----------  -----------   -----------
                                        36,681        23,241      103,466        69,998
                                   -----------   -----------  -----------   -----------
Contribution margin                $    20,717   $    13,864  $    59,667   $    41,107
                                   ===========   ===========  ===========   ===========

Index
BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements—(continued)
(All dollar amounts in thousands, except share data)
(Unaudited)

Earnings per common share

       Basic earnings per common share for each period is computed based on the weighted average number of shares of common stock outstanding of 32,379,261 and 28,703,778 for the three months ended September 30, 2002 and 2001, respectively, and 32,069,163 and 27,394,485 for the nine months ended September 30, 2002 and 2001, respectively. Diluted earnings per common share for each period includes the addition of common stock equivalents of 625,467 and 1,568,790 for the three months ended September 30, 2002 and 2001, respectively, and 1,021,453 and 2,306,202 for the nine months ended September 30, 2002 and 2001, respectively. Common stock equivalents represent the dilutive effect of the assumed exercise of outstanding warrants and stock options.

New accounting pronouncements

       The Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), in the first quarter of 2002. As a result, the Company ceased amortization of goodwill in 2002 in accordance with the provisions of this standard. Upon adoption, the Company determined that the value of recorded goodwill was not impaired. Based on the decline in the Company’s common stock price below book value per share, the Company has performed an internal assessment of business valuation and has concluded that no impairment of goodwill has occurred based on current projections of future cash flows. The Company will, during the fourth quarter of 2002, seek expert assistance to confirm its internal assessment. The following table presents prior year third quarter and year to date net income and earnings per share adjusted to add back goodwill amortization:

                                          Three months ended September 30, 2001
                                          -------------------------------------
                                                           Earnings per share
                                                         ----------------------
                                             Net income     Basic      Diluted
                                             ----------  ----------  ----------

As reported                                  $   26,523  $     0.92  $     0.88
Add back: goodwill amortization                   1,935        0.07        0.06
                                             ----------  ----------  ----------
As adjusted                                  $   28,458  $     0.99  $     0.94
                                             ==========  ==========  ==========

                                           Nine months ended September 30, 2001
                                          -------------------------------------
                                                           Earnings per share
                                                         ----------------------
                                             Net income     Basic      Diluted
                                             ----------  ----------  ----------

As reported                                  $   64,400  $     2.35  $     2.17
Add back: goodwill amortization                   5,713        0.21        0.19
                                             ----------  ----------  ----------
As adjusted                                  $   70,113  $     2.56  $     2.36
                                             ==========  ==========  ==========

Income taxes

       At September 30, 2002, for accounting purposes, the Company had approximately $69 million of unrecognized federal net operating loss carryforwards. Separately, the Company’s alternative minimum tax (“AMT”) net operating loss carryforwards have been substantially recognized. Therefore, having fully recognized AMT net operating loss carryforwards for reporting purposes, the Company’s federal income tax rate increased to 20% during the second quarter of 2002. The 20% federal rate will remain in effect until such time as all of the Company’s AMT credits are fully utilized, which is not currently expected before 2004. The

Index
BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements—(continued)
(All dollar amounts in thousands, except share data)
(Unaudited)

balance of the provision consists primarily of taxes owed to states where local earnings are no longer offset by state net operating loss carryforwards.

       For federal income tax payment purposes, the Company has available net operating loss carryforwards exceeding $380 million and AMT net operating loss carryforwards in excess of $224 million. Therefore, the Company currently does not expect to make any significant federal tax payments earlier than 2004. At such time, the Company will be required to pay taxes at the 20% AMT rate for periods currently estimated to extend beyond 2005, including those periods benefited by AMT credits. For accounting purposes, the 2002 federal tax provision consists entirely of non-cash deferred income tax charges.

Index
BALLY TOTAL FITNESS HOLDING CORPORATION

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Comparison of the Three Months Ended September 30, 2002 and 2001

       Net revenues for the third quarter of 2002 were $243.1 million compared to $209.8 million in 2001, an increase of $33.3 million (16%), inclusive of $17.1 million (8%) attributable to the acquisition of 19 Crunch Fitness centers on December 31, 2001. Net revenues from comparable fitness centers increased 4%. The increase in total net revenues resulted from the following:

  Membership revenues increased $11.8 million (7%) over the prior year quarter, including a 36% increase in dues revenue (18% related to Crunch Fitness) recognized during the period. Dues revenue for the third quarter of 2002 equaled more than half of total membership revenue. The provision for doubtful receivables and cancellations, included as a direct reduction of membership revenue, was 41% of the gross financed portion of membership fee originations for both periods.

  Products and services revenue increased $20.3 million (55%) over the 2001 quarter, primarily reflecting the continued growth of personal training services, nutritional product sales and the addition of Crunch Fitness, which accounted for $5.0 million of the increase.

  Miscellaneous revenue increased $1.1 million (28%) over the prior year quarter, reflecting increases in sub-rental income, franchise fees and co-marketing arrangements.

       The weighted-average number of fitness centers increased to 416 from 384 in the third quarter of 2001, an increase of 8%, including a 54% increase in the weighted-average number of centers operating under the Company’s upscale brands from 37 to 57, largely resulting from the acquisition of Crunch Fitness.

       Gross committed membership fees during the third quarter increased 8% compared to the 2001 quarter. The gross committed monthly membership fees originated during the third quarter of 2002 averaged $41 versus $39 in the year ago quarter, a 5% increase. This increase results primarily from higher monthly dues included in memberships originated at our Bally Total Fitness clubs and the addition of Crunch Fitness with its higher membership fee structure. The number of new members joining increased 6% during the third quarter of 2002 compared with the same quarter a year ago, with a 1% increase at our Bally Total Fitness clubs. The average committed duration of memberships originated during the third quarter of 2002 was 30.6 months versus 31.0 months in the prior year quarter, a 1% decrease. This decrease results primarily from the shorter commitment term of memberships offered at Crunch Fitness and the addition of five new clubs in states and provinces that limit contract duration to twelve months.

       Operating income for the third quarter of 2002, excluding special charges, was $13.5 million compared to $16.1 million in 2001. Net revenues increased $33.3 million (16%) for the third quarter of 2002, offset by a $35.4 million (20%) increase in operating costs and expenses, excluding special charges, and an increase in depreciation and amortization of $.4 million. In the third quarter of 2002, we recorded a non-recurring charge of $6.5 million ($.15 per diluted share on an after tax basis) to settle a class action lawsuit arising in the early 1990’s. In the prior year quarter, we recorded a non-recurring charge of $6.7 million ($.21 per diluted share on an after tax basis) related to costs from disruptions and shutdowns of various club operations resulting from the September 11th terrorist attacks and a one-time inventory markdown related to our repositioning of in-club retail stores. Earnings before interest, taxes, depreciation and amortization, including finance charges earned (“EBITDA”), exclusive of special charges, were $49.9 million versus $52.2 million for the last year quarter, a 4% decrease. The EBITDA margin, before special charges, was 19% in the third quarter of 2002 compared to 23% in the 2001 period. This decrease is due, in part, to the initially lower margins attributable to the acquisition of 19 Crunch Fitness centers on December 31, 2001, the growing proportion of clubs open less than three years which, due to deferred revenue accounting and their immature membership dues base, yield below-average margins compared to mature clubs, and the continuing trend of lower new membership originations at our mature clubs. Fitness center operating expenses increased $19.0 million (16%) due principally to incremental costs of operating new fitness centers, including Crunch Fitness, which represented approximately $9.6 million of the increase. Products and services expenses increased $13.4 million (58%) to support the revenue growth of product and service offerings. Contribution margin from products and services increased to

Index
BALLY TOTAL FITNESS HOLDING CORPORATION
Management's Discussion and Analysis of Financial Condition and
Results of Operations—(continued)

$20.7 million from $13.9 million in the 2001 quarter, a 49% increase (12% related to Crunch Fitness), with a contribution margin percentage of 36% in the 2002 quarter compared to 37% during the prior year period. Member processing and collection center expenses increased $1.0 million from the prior year quarter, reflecting increased costs to serve the higher number of clubs and members as compared to the prior year period. Advertising expenses increased $.7 million (6%) compared to the prior year quarter. General and administrative expenses increased $1.3 million (18%) compared to the prior year quarter to support our overall growth strategy. Depreciation and amortization expense increased $.4 million (2%), resulting from additional depreciation and amortization expense of $2.3 million due to additional expenditures for property and equipment and acquired fitness centers during the past two years, offset by the elimination of goodwill amortization of $1.9 million in the prior year quarter as a result of the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). The Company has performed an internal business valuation and has concluded that no impairment of goodwill has occurred based on current projections of future cash flows.

       The income tax provision for the three months ended September 30, 2002, increased $16.9 million compared to the prior year quarter. This increase is attributable to the Company having fully recognized alternative minimum tax (“AMT”) net operating loss carryforwards for reporting purposes. As a result, our federal income tax rate increased to 20% beginning in the second quarter of 2002. The 20% rate will remain in effect until such time as all our AMT credits are fully utilized, which is not currently expected before 2004. For accounting purposes, the 2002 federal tax provision consists entirely of non-cash deferred income tax charges. In the prior year quarter, in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, we reviewed the likelihood of realizing the future benefit of our unrecognized tax loss carryforwards. Based on consistent and growing profitability, we reduced our valuation allowance against tax loss carryforwards resulting in a federal tax benefit in the prior year quarter of $15 million. The balance of the provision consists primarily of taxes owed to states where local earnings are no longer offset by state net operating loss carryforwards.

       Finance charges earned in excess of interest expense totaled $3.0 million in the third quarter of 2002, an increase of $.6 million over the prior year period resulting principally from lower interest rates on the Company’s borrowings.

Comparison of the Nine Months Ended September 30, 2002 and 2001

       Net revenues for the first nine months of 2002 were $729.9 million compared to $640.2 million in 2001, an increase of $89.7 million (14%), inclusive of $49.6 million (8%) attributable to Crunch Fitness. Net revenues from comparable fitness centers increased 3%. The increase in total net revenues resulted from the following:

  Membership revenues increased $35.5 million (7%) over the prior year period, including a 30% increase in dues revenue (18% related to Crunch Fitness) recognized during the period. Dues revenue for the first nine months of 2002 equaled more than half of total membership revenue. The provision for doubtful receivables and cancellations, included as a direct reduction of membership revenue, was 41% of the gross financed portion of membership fee originations for both periods.

  Products and services revenue increased $52.0 million (47%) over the prior year period, primarily reflecting the continued growth of personal training services, nutritional product sales and the addition of Crunch Fitness, which accounted for $14.9 million of the increase.

  Miscellaneous revenue increased $2.2 million (17%) over the prior year period, reflecting increases in sub-rental income, franchise fees and co-marketing arrangements.

Index
BALLY TOTAL FITNESS HOLDING CORPORATION
Management's Discussion and Analysis of Financial Condition and
Results of Operations—(continued)

       The weighted-average number of fitness centers increased to 412 from 385 in the first nine months of 2001, an increase of 7%, including a 56% increase in the weighted-average number of centers operating under the Company’s upscale brands from 36 to 56, largely resulting from the acquisition of Crunch Fitness.

       Gross committed membership fees increased 6% compared to the 2001 period. The gross committed monthly membership fees originated during the first nine months of 2002 averaged $43 versus $40 in the year ago period, an 8% increase. This increase results primarily from higher monthly dues included in memberships originated at our Bally Total Fitness clubs and the addition of Crunch Fitness with its higher membership fee structure. The number of new members joining increased 3% during the first nine months of 2002 compared with the same period a year ago, with a 2% reduction at our Bally Total Fitness clubs. The average committed duration of memberships originated during the first nine months of 2002 was 30.5 months versus 31.3 months in the prior year period, a 3% decrease. This decrease results primarily from the shorter committed term of memberships offered at Crunch Fitness and the addition of five new clubs in states and provinces that limit contract duration to twelve months.

       Operating income for the first nine months of 2002, excluding special charges, was $47.5 million compared to $49.7 million in 2001. Net revenues increased by $89.7 million (14%) for the first nine months of 2002, offset by a $90.9 million (17%) increase in operating costs and expenses, excluding special charges, and an increase in depreciation and amortization of $1.0 million. Earnings before interest, taxes, depreciation and amortization, including finance charges earned, exclusive of special charges, were $155.4 million versus $156.9 million for the prior year period, a 1% decrease. The EBITDA margin, before special charges, was 20% in the first nine months of 2002 compared to 23% in the 2001 period. This decrease is due, in part, to the initially lower margins attributable to the Crunch Fitness centers, the growing proportion of clubs open less than three years which, due to deferred revenue accounting and their immature membership dues base, yield below-average margins compared to mature clubs, and the continuing trend of lower new membership originations at our mature clubs. Fitness center operating expenses increased $50.3 million (14%) due principally to incremental costs of operating new fitness centers, including Crunch Fitness, which represented approximately $29.8 million of the increase. Products and services expenses increased $33.5 million (48%) to support the revenue growth of product and service offerings. Contribution margin from products and services increased to $59.7 million from $41.1 million in the 2001 period, a 45% increase (12% related to Crunch Fitness), with a contribution margin percentage of 37% in both periods. Member processing and collection center expenses increased $2.0 million from the prior year period, reflecting increased costs to serve the higher number of clubs and members as compared to the prior year period. Advertising expenses increased $1.2 million (3%) compared to the prior year. General and administrative expenses increased $4.0 million (19%) compared to the prior year period to support our overall growth strategy. Depreciation and amortization expense increased $1.0 million resulting from additional depreciation and amortization expense of $6.7 million due to additional expenditures for property and equipment and acquired fitness centers during the past two years, offset by the elimination of goodwill amortization of $5.7 million in the prior year period as a result of the adoption of SFAS No. 142.

       The income tax provision for the nine months ended September 30, 2002, increased $21.7 million compared to the prior year period. This increase is attributable to the Company having fully recognized alternative minimum tax (“AMT”) net operating loss carryforwards for reporting purposes. As a result, our federal income tax rate increased to 20% beginning in the second quarter of 2002. The 20% rate will remain in effect until such time as all our our AMT credits are fully utilized, which is not currently expected before 2004. For accounting purposes, the 2002 federal tax provision consists entirely of non-cash deferred income tax charges. In the prior year period, in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, we reviewed the likelihood of realizing the future benefit of our unrecognized tax loss carryforwards. Based on consistent and growing profitability, we reduced our valuation allowance against tax loss carryforwards resulting in a federal tax benefit in the prior year quarter of $15 million. The balance of the provision consists primarily of taxes owed to states where local earnings are no longer offset by state net operating loss carryforwards

Index
BALLY TOTAL FITNESS HOLDING CORPORATION
Management's Discussion and Analysis of Financial Condition and
Results of Operations—(continued)

       Finance charges earned in excess of interest expense totaled $10.0 million in the first nine months of 2002, an increase of $3.1 million over the prior year period resulting principally from lower interest rates on the Company’s borrowings.

Liquidity and Capital Resources

       Cash flows from operating activities were $35.1 million in the first nine months of 2002, compared to $118.0 million in the 2001 period which included $79.5 million of accelerated collections from the sale of installment contracts receivable. During the first and third quarters of 2001, the Company sold a portion of its installment contracts receivable portfolio to a major financial institution at net book value, with combined proceeds of $105 million. Excluding the impact of the sales of receivables in 2001, and net of the change in dues prepayments during the periods, cash flows from operating activities were $18.7 million in the third quarter of 2002, compared to $21.8 million in the prior year quarter, and $73.9 million in the first nine months of 2002, versus $47.6 million in the 2001 period, a $26.3 million increase. We continue to pursue sources of monetizing our installment accounts receivable portfolio, including additional bulk sales such as that recently announced in October 2002 which generated $24 million of initial cash proceeds.

       The following table sets forth cash flows from operating activities on a comparable basis to exclude the impact of last year’s sales of receivables, to add back actual cash collections on the sold portfolios, and to reflect the impact of changes in dues prepayments during each of the periods (in thousands):

                                          Three months ended          Nine months ended
                                                September 30               September 30
                                   -------------------------  -------------------------
                                          2002          2001         2002          2001
                                   -----------   -----------  -----------   -----------
Cash flows from operating
  activities, as reported          $     8,146   $    64,821  $    35,063   $   118,001
    Acceleration of collections
      through bulk sale of
      installment contracts
      receivable                                     (60,000)                  (105,000)
    Collections on installment
      contracts receivable sold         11,719        12,499       42,819        25,532
    Change in dues prepayments          (1,206)        4,438       (3,968)        9,095
                                   -----------   -----------  -----------   -----------

Cash flows from operating
  activities on a comparable basis $    18,659   $    21,758  $    73,914   $    47,628
                                   ===========   ===========  ===========   ===========

       Our bank credit facility provides up to $225.0 million of availability consisting of a three-year $135.0 million term loan and a $90.0 million three-year revolving credit facility. The amount available under the revolving credit facility is reduced by any outstanding letters of credit, which cannot exceed $30.0 million. As of September 30, 2002, the Company had drawn $53.9 million on its $90 million revolving credit line and had outstanding letters of credit totaling $4.6 million. The $135.0 million term loan is repayable in 13 installments. The first installment of $250,000 was paid in December 2001, 11 quarterly installments of $460,000 began March 31, 2002 and the final installment of $129,690,000 is due November 2004. We have no scheduled principal payments under our subordinated debt until October 2007. Our debt service requirements, including interest, through September 30, 2003 are approximately $79.0 million. During April 2002, the Company repaid the remaining balance outstanding on its 1996 securitization with proceeds from its 2001 securitization facility. We believe to the extent required, that we will be able to satisfy our short-term requirements for debt service and capital expenditures out of available cash balances, cash flows from operations and borrowings on the revolving credit facility. In addition to cash from operating activities, we believe our longer-term debt service requirements through 2004 can be satisfied by availability on our bank credit facility, including extensions,

Index
BALLY TOTAL FITNESS HOLDING CORPORATION
Management's Discussion and Analysis of Financial Condition and
Results of Operations—(continued)

expansion of our securitization facility, other secured borrowings or through additional offerings of our common stock.

       We are authorized to repurchase up to 1,500,000 shares of our common stock on the open market from time to time. We repurchased 625,100 shares between August 1998 and November 1999 at an average price of $18 per share, and 54,500 shares in February 2002 at $16 per share.

       Capital expenditures totaled $62.0 million for property and equipment and $11.5 million for purchases of real estate in the first nine months of 2002. Property and equipment expenditures are expected to total approximately $16 million during the fourth quarter of 2002. The Company does not anticipate any additional real estate purchases in 2002. Capital spending in 2003 is targeted to range between $50 million and $55 million as we further our goal to be free cash flow positive.

Forward-Looking Statements

       Forward-looking statements in this Form 10-Q including, without limitation, statements relating to the Company’s plans, strategies, objectives, expectations, intentions, and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, among others, the following: general economic and business conditions; competition; success of operating initiatives, advertising and promotional efforts; existence of adverse publicity or litigation; acceptance of new product and service offerings; changes in business strategy or plans; quality of management; availability, terms, and development of capital; business abilities and judgment of personnel; changes in, or the failure to comply with, government regulations; regional weather conditions and other factors described in this Form 10-Q or in other filings of the Company with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Index

BALLY TOTAL FITNESS HOLDING CORPORATION

Item 4.   Evaluation of Disclosure Controls and Procedures

       The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s reports filed or submitted under the Exchange Act.

       Since the Evaluation Date, there have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect such controls.

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

(b)	Reports on Form 8-K:

Financial
Date	Items	Statements

August 6, 2002	#5 and #7	None

Index

BALLY TOTAL FITNESS HOLDING CORPORATION

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALLY TOTAL FITNESS HOLDING CORPORATION

Registrant

By:	/s/ John W. Dwyer

John W. Dwyer
Executive Vice President, Chief Financial Officer and Director
(principal financial officer)

Dated: November 14, 2002

Index

I, Lee S. Hillman, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Bally Total Fitness Holding Corporation;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

a)

All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Lee S. Hillman

Lee S. Hillman
Chairman of the Board of Directors,
President and Chief Executive Officer

Date: November 14, 2002

Index

I, John W. Dwyer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Bally Total Fitness Holding Corporation;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

a)

All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ John W. Dwyer

John W. Dwyer
Executive Vice President and
Chief Financial Officer

Date: November 14, 2002