Form 10-K/A
period 2002-12-31
BALLY TOTAL FITNESS HOLDING CORP
filed 2003-03-28
CIK 770944

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    X

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes:    X        No:

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant as of February 28, 2003 was approximately $187.9 million, based on the closing price of the registrant’s common stock as reported by the New York Stock Exchange at that date. For purposes of this computation, affiliates of the registrant include the registrant’s executive officers and directors as of February 28, 2003. As of February 28, 2003, 33,193,865 shares of the registrant’s common stock were outstanding.

Index

PART I

       Except as otherwise stated, the information contained in this Form 10-K is as of December 31, 2002, the end of the registrant’s last fiscal year. This Form 10-K contains forward-looking statements which involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the registrant to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. See “Forward-Looking Statements” in Item 7 of this Form 10-K.

ITEMS 1 AND 2.   BUSINESS AND PROPERTIES

General

       Bally Total Fitness Holding Corporation, a Delaware corporation, is the largest commercial operator of fitness centers in North America in terms of revenues, number of members, and number and square footage of its facilities. As of February 28, 2003, we operated 412 fitness centers and had approximately four million members. Our fitness centers are concentrated in major metropolitan areas in 29 states and Canada, with 345 fitness centers located in the top 25 metropolitan areas in the United States and Toronto, Canada. We operate fitness centers in over 50 major metropolitan areas representing 63% of the United States population and over 16% of the Canadian population. Our members made more than 150 million visits to our fitness centers in 2002.

       We offer value to our members by providing access to state-of-the-art fitness facilities with affordable membership programs. Bally fitness centers feature an outstanding selection of cardiovascular and strength equipment and offer extensive personal training, weight management and group fitness training programs. In addition, many of our fitness centers include pools, racquet courts, spinning rooms or other athletic facilities. Our new fitness center prototype achieves efficiency by focusing on those fitness services our members use most frequently. We have clustered our fitness centers in major metropolitan areas in order to reach the greatest population and achieve marketing and operating efficiencies. Over 86% of our fitness centers are located in markets in which we have five or more facilities, with our largest concentrations in the New York City, Los Angeles, Chicago, Baltimore/Washington D.C., Boston, Dallas, Houston, Detroit, San Francisco, Toronto, Portland, Seattle, Philadelphia, Atlanta and Miami areas.

       The majority of our fitness centers use the service mark “Bally Total Fitness®”, including 10 upscale centers that are known as “Bally Sports ClubsSM ”. The nationwide use of the service mark enhances brand identity and increases advertising efficiencies. Pursuant to our strategy of targeted market segmentation, we have opened or acquired new facilities during the past few years that operate under upscale brands, including 23 fitness centers as “Crunch Fitness SM ”, 10 fitness centers as “The Sports Clubs of Canada™”, seven as “Pinnacle Fitness®” and six as “Gorilla Sports SM ”.

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

       We make certain filings with the Securities and Exchange Commission, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, available free of charge through our website, www.ballyfitness.com, as soon as reasonably practicable after they are filed with the Securities and Exchange Commission. Our press releases are also available on our website.

Operating Strategies

       Our operating strategy during the past several years has focused on three major objectives: To improve operating margins in our core membership business, to provide new products and services to our members, and to increase the number of fitness centers in operation. While most maturity occurs in the first five years of operation, a new fitness center generally takes approximately seven to ten years to reach full maturity in its dues-paying membership base, and consequently, its earnings contribution and cash flow potential. Our significant new club growth over the last six years has resulted in a large proportion of immature fitness centers relative to the total number of fitness centers we operate. In order to continue to grow operating results and cash flows, in 2002 we dramatically scaled back our growth plans and expect to add fewer new clubs in order to focus our attention on improving operating margins in all our fitness centers. We have placed special emphasis on improving operating results in our base of immature clubs as we work to bring these clubs to full mature operations.

       Success with our operating strategy to date has been the result of several targeted business initiatives all aimed at either increasing revenue sources or reducing our operating costs. The following outlines major initiatives we have implemented and which are underway aimed at improving our operating results:

Improving Operating Margins in our Fitness Centers

       Increase Average Membership Price.  In 1997 we began to emphasize the sale of higher-margin multiple club membership plans sold on a financed basis to our members. Our common stock offering in that year allowed us to reduce our reliance on lower-margin single-club membership plans, often sold at a discount in order to generate short-term cash flow. Financed membership plans are more attractive to the consumer since they require a lower initial payment, and provide a level monthly payment during the initial financing term, generally for up to 36-months. By offering a higher level of member amenities than single-club membership programs, and through the elimination of discounting inherent in single-club cash memberships, our financed multiple club membership programs have allowed us to significantly increase the average price of our memberships since 1996.

       Increase our Base of Upscale Fitness Centers.  While our Bally Total Fitness brand fitness centers target the middle income segment of the population, in 1996 we began to move into the upper income segment by introducing the first Bally Sports Clubs branded club to our system. Bally Sports Clubs provide a higher level of member amenities and higher monthly payments compared to our Bally Total Fitness brand clubs. We have continued to selectively expand within this upper income segment by acquiring several upscale fitness center operators including Pinnacle Fitness and Gorilla Sports in the San Francisco area in 1998, The Sports Clubs of Canada in the Toronto area in 1999, and Crunch Fitness with locations in New York, Atlanta, Chicago, Miami, Los Angeles and San Francisco in 2001. We have retained the brand identities of these fitness centers to facilitate marketing differentiation between these target income segments. During 2002, new members originated at our 56 upscale clubs committed to average monthly payments of $63, versus $40 at our Bally Total Fitness brand clubs. We believe this 58% higher monthly payment average more than offsets the costs of added amenities and results in comparable operating margins.

       Reduce Club Operating Expenses.  We have implemented and intend to continue to pursue, numerous cost saving initiatives aimed at reducing operating expenses in our fitness centers. Over the past several years we have retrofitted clubs with energy efficient lighting fixtures and automatic switches and timers. These efforts have been undertaken in order to offset the increase in electrical utility costs, a significant operating expense of our fitness centers. We implemented a comprehensive fitness equipment preventive maintenance program that provides for regular service and replacement of high-wear equipment components resulting in both an improvement in our members’ workout experience, and a reduction in the incidence and severity of liability claims by members injured as a result of fitness equipment malfunctions. Our new club design, and all major remodeling projects, have utilized low maintenance building materials to minimize cleaning costs and extend service lives. We have negotiated national buying agreements with national suppliers enabling us to reduce costs through the extended buying power of our 412 clubs. We believe these initiatives, many of which have been made available by our extended buying power, provide us with a competitive cost advantage over single and regional club competitors.

Add Products and Services

       Our fitness center operations provide a unique platform for the delivery of value-added products and services to our fitness-conscious members. Prior to 1997, the company provided only minimal additional services outside of membership programs. By 2002, revenue from products and services accounted for over 23% of our total revenue and has grown by 50% during 2002. By integrating personal training, private label nutritional products, and our new Weight Management Program into our core fitness center operations, we have positioned the Bally Total Fitness brand as the total source for all of our members’ wellness and fitness needs.

       Personal Training.  We offer fee-based personal training services in most of our clubs and currently have over 5,000 personal trainers on staff. Our revenue from personal training has grown to $128.4 million in 2002, doubling from 2001, and we added over 2,000 trainers during the year. We continue to integrate personal training services into our new membership programs in order to introduce new members to this important first step toward meeting their fitness goals. In 2002 we introduced an electronic funds transfer monthly payment option to our personal training program, providing members a convenient monthly payment alternative to purchasing multiple-session personal training packages. As a result of our acquisition of Crunch Fitness, we have revised our approach to marketing personal training services to our Bally Total Fitness members based on the very successful targeted personal training sales model created by Crunch Fitness. As we continue to integrate these practices into Bally Total Fitness brand clubs, we believe we can further leverage our existing personal trainer staff and continue to expand this area of our business as the demand for these services continues to increase.

       Private-Label Nutritional Products.  In order to further capitalize on our brand identity with our members, we have developed a full line of Bally-branded nutritional products. We currently offer ready-to-drink meal replacement shakes and drinks, energy bars, snack bars, high protein bars, weight loss products, multi-vitamins, meal replacement powdered drinks and creatine in our line of nutritional products. Our Rapid Results Diet System products provide for key elements of our integrated weight loss program. During 2002, sales of private label nutritional products generated $47.9 million in revenue, representing a 6% growth from 2001. Several of these products have been integrated into our new membership programs in order to assist new members in meeting nutritional goals as they start their new fitness program, while introducing them to our private label line of nutritional products. We continue to test and bring to market new products to meet customer demand. As a policy, we require manufacturers and suppliers of our nutritional products to maintain significant amounts of product liability insurance.

       To further capitalize on the Bally brand outside our clubs, we have also begun limited distribution of our private label nutritional products in select retail grocery and drug store chains. Bally Total Fitness branded nutritional products are currently sold in over 2,200 outside retail stores nationwide.

       Fitness Formula Retail Stores.  Our members make over 150 million workout visits to our clubs annually, providing a captive market of fitness conscious consumers. Fitness Formula in-club retail stores have been designed to provide products most needed by our members before, during and after their workout. With 392 stores in operation during 2002, we increased revenue during the year by 24% over 2001 to $53.4 million selling nutritional products (Bally-branded as well as other nationally recognized brands), basic workout apparel, packaged drinks and other fitness-related convenience products. In 172 of our higher-workout volume clubs, our Fitness Formula retail stores include a juice bar providing prepared fruit juice drinks and supplement-enhanced nutritional drinks and other on-demand nutritional products. Our juice bar stores have the additional impact of promoting retail store sales of other products through increased member traffic through the stores.

       Weight Management Program.  The final testing phases were completed late in 2002, and in January 2003 we announced the nationwide introduction of our new Weight Management Program. Bally’s Weight Management Program is a comprehensive nutrition and exercise program customized to an individual’s unique metabolism using HealtheTech’s BodyGem® device to determine specific calorie needs based on an individual’s resting metabolic rate and specific weight goals. Since most of our new members join with a weight loss goal in mind, the new Weight Management Program provides a framework to meet those objectives all within the four walls of our fitness centers as an alternative to specialty weight-loss service providers. Using computer-based and manual food logging methods, the program provides for food counseling, personal training and exercise, and integrates Bally’s Rapid Results Diet System private label nutritional products in a comprehensive lifestyle health and fitness program. We believe the integration of weight loss services into our existing infrastructure of fitness services provides us with a unique competitive advantage over outside providers of weight loss services, which lack the fitness and targeted nutritional components to weight loss solutions.

       Financial Services.  In late 1995, in conjunction with a significant financial institution, we implemented a program offering selected members the opportunity to transfer the balance of their financed membership fee to a pre-approved Visa account. We receive reimbursement from the program for telemarketing costs and share in the program’s profitability. As of December 31, 2002, over 265,000 credit cards have been issued. We continue to investigate and evaluate other opportunities to offer financial services to our members.

       Licensed Products.  With our brand recognition and national advertising presence, we have licensed the Bally Total Fitness brand to third party suppliers of fitness-related products. In January 2003 we announced agreements with Life Fitness, licensing a line of Bally Total Fitness branded home fitness equipment for sale to consumers in the United States and Canada, and with Johnson Health Tech Co. Ltd. for sales in South Korea. Our continuing licensing agreement with Sports & Leisure Technology has resulted in Bally-branded portable fitness products being sold in over 3,300 retail chain stores across the United States and Canada. In 2002 we entered an agreement with Franklin Covey to sell a line of Bally Total Fitness daily planners, which include daily fitness tips and workout logs, in 175 Franklin Covey retail stores. We believe licensing of our brand further enhances our brand recognition and further positions us as the total source for consumers’ wellness and fitness needs.

Leverage Increased Base of Facilities

       To build upon our improved core operations and expanding products and services business, we have invested in facilities expansion during the past five years. In order to strengthen operating results and maximize cash flows we have scaled back our new club expansion plans during 2002 and beyond in order to further concentrate on bringing our immature and acquired club base to full profitability. While most maturity occurs in the first five years of operation, a new fitness center takes approximately seven to ten years for its dues-paying member base to fully reach maturity, and consequently, its earnings contribution and cash flow potential.

       We initiated a plan to increase new facilities openings of our more profitable new fitness center prototype designed to cost less to build and maintain than our older facilities and, on average, providing 40% more useable space for our members in the same average square footage. The new facilities are generally developed pursuant to long-term lease arrangements and currently require, on average, approximately $1.9 million per fitness center to fund leasehold improvements and exercise equipment. During 2002, we opened 12 of these facilities.

       We also upgraded and expanded certain of our existing facilities well-beyond normal maintenance requirements, including adding and upgrading exercise equipment, adding additional space and refreshing interior and exterior finishes to improve club ambiance. We believe these upgrades and expansions have enabled us to continue to attract and retain a strong membership base, increase revenues and more effectively capitalize on our marketing and administrative infrastructure.

       Finally, due to our relative size in a fragmented industry, we have been well-positioned to identify opportunities to selectively acquire existing fitness center operations at attractive prices. In 2002, we acquired seven fitness centers in the Boston area. On December 31, 2001, we acquired Crunch Fitness International, Inc., which had 19 fitness centers. In 2000 we acquired 13 fitness centers in Portland, Oregon where we previously had no fitness centers, three centers in San Diego, California and one in Pittsburgh, Pennsylvania. These acquisitions fit our strategic goal of expanding our reach, increasing penetration in key markets, and leveraging our overall infrastructure. We have no near term plans for further expansion through acquisitions.

       In 2001, we debuted our first Bally branded facility in Nassau, Bahamas through a franchise agreement with Doctor’s Hospital, the leading for-profit medical institution in the Caribbean region. In 2002, we signed a joint venture agreement and opened one club with China Sports Industry Co., Ltd, the largest publicly traded company related to sports and fitness in China, to expand Bally Total Fitness to Asia and expect to franchise approximately 50 Bally Total Fitness-branded clubs over the next five years throughout China. Presently there are two clubs open in China (one joint venture club and one franchise club) and signed leases for three additional franchise locations. Also, in 2002, we opened two franchise clubs in South Korea, with another 10-15 clubs expected to open in South Korea in the next five years. We currently have an agreement with an unaffiliated third party to develop franchise locations in five countries in Southeast Asia including Thailand, Taiwan, Malaysia, the Philippines and Singapore. International franchise arrangements provide further leverage of our brand identity into new and developing markets without the inherent risk and capital requirements of direct foreign investment.

Membership Plans

       We offer prospective members a choice of membership plans. These membership plans are distinguished primarily by their priority of access to in-club services and access to other fitness centers we operate, either locally or system wide and by the level of fitness-related products and services included in the membership program. From time to time, we also offer special membership plans, which limit a member’s access to a single fitness center and to certain days and non-peak hours. The one-time initial membership fees for joining our Bally Total Fitness brand fitness centers, excluding limited special offers and corporate programs, generally range from approximately $700 to $1,600 and can be financed for up to 36 months, subject to down payment requirements and state, provincial and local regulations. Generally, the initial membership fee is based on:

  The membership plan selected;

  The diversity of facilities and services available at the fitness center of enrollment;

  Market conditions; and

  Seasonal promotional strategies.

       In addition to one-time initial membership fees, Bally Total Fitness brand club members generally pay monthly dues to maintain membership privileges. Monthly dues are generally charged at a fixed rate during the finance period and may increase thereafter, subject to stated terms. At December 31, 2002, approximately 39% of our members were in their initial membership period and were committed to, or had prepaid, average monthly payments of $40, and 61% of our members were past their initial membership period and were making monthly payments averaging approximately $11 per month.

       Our upscale branded clubs – The Sports Clubs of Canada, Gorilla Fitness, Pinnacle Fitness and Crunch Fitness – offer memberships with lower initial membership fees generally ranging from $50 to $225, but carrying monthly dues ranging from $49 to $94 per month during an initial obligatory term, generally between twelve and 24 months, and subject to increase thereafter. Our upscale Bally Sports Clubs branded clubs offer memberships similar to Bally Total Fitness brand clubs in terms of 36 month financing of the initial membership fee, but ranging from $1,400 to $2,100, in addition to monthly dues during the initial financing period, and dues ranging from $29 to $54 thereafter, subject to increase.

       The average annual growth rate of our monthly dues revenues was over 12% from 1996 through 2002. We expect the annual increases in monthly dues revenues will continue due to the contractual terms of current membership plans and the increase in upscale brand clubs carrying higher monthly dues. Additionally, we believe we can continue to increase monthly dues for our Bally Total Fitness brand members who are beyond their initial financing period without material loss in membership. Recent experience has shown that over 75% of our members faced with a membership renewal decision for the first time, generally at the end of their third year of membership, made dues payments continuing into their initial renewal year. Members making a renewal decision for subsequent years renewed at a rate of 87%.

       Members electing to finance their one-time initial membership fees can choose from several payment methods and down payment options. We continue to focus on down payment levels and the method of payment as strategies to improve the quality of membership receivables and collection experience.

Financing of Initial Membership Fees

       Generally, we offer financing terms of 36 months for one-time initiation fees. Shorter terms are offered on a promotional basis or as required by applicable state, provincial or local regulations. As of December 31, 2002, approximately 20% of our clubs offered maximum financing terms that were shorter than 36 months. Initial membership fees are financed at a fixed annual percentage rate, which generally is between 16% and 18%, except where limited by applicable state and provincial laws. Financed portions of initial membership fees may be prepaid without penalty at any time during the financing term. Based on experience in 2002, we expect in excess of 90% of all new memberships originated during 2003 will be financed to some extent.

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

       Minimum down payments are specified for financed initial membership fees to adequately defray both the initial account set-up cost as well as collection costs should the account become immediately delinquent. As a result, we cover the incremental cost of new membership processing and collection through the down payment and do not perform individual credit checks on members prior to sign up. We manage our credit risk by measuring, from past performance, the expected realizable value of financed initial membership fees for members paying by each of the payment methods and down payment levels. For example, our historical analysis indicates the collection experience for electronic payments is approximately 50% better than monthly statement accounts. As of December 31, 2002 and 2001, approximately 63% of financed initial membership fees were being paid by electronic payment methods.

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

       Our current prototype fitness center generally focuses on those fitness services our members most frequently use, such as well-equipped cardiovascular, strength and free weight training areas along with a wide variety of group fitness classes. Services that receive a far-lower degree of member use, such as swimming pools, running tracks, racquet courts or other athletic facilities have been de-emphasized. Our prototype fitness center, which tends to range from 25,000 to 30,000 square feet, has recently averaged approximately 26,000 square feet and cost $1.8 million to construct, exclusive of purchased real estate and exercise equipment and net of landlord contributions. The prototype is designed to cost less to construct and maintain than our older facilities and has the capacity to accommodate significantly more members than older fitness centers of the same size because it focuses on the most widely used amenities. We generally invest approximately $400,000 ($300,000 through lease programs) for exercise equipment in a prototype fitness center.

       We have substantially completed our expansion and general refurbishment program undertaken in 1998 to refurbish and make major expansions and/or upgrades to the majority of our fitness centers, including updating exercise equipment and décor to improve club ambiance. We have also invested over the past four years in 68 new facilities generally based on our new fitness center prototype.

       Presently five fitness centers in Upstate New York, including two facilities we previously owned, one fitness center in Nassau, Bahamas, one fitness center in Beijing, China and two fitness centers in South Korea are operated by third parties, pursuant to franchise agreements, under the service mark “Bally Total Fitness.” We continue to seek additional franchise relationships in smaller domestic markets and select international locations.

Sales and Marketing

       We devote substantial resources to the marketing and promotion of our fitness centers and their services under each of the brands we operate. We believe strong marketing support is critical to attracting new members at both existing and new fitness centers. The majority of our fitness centers use the branded service mark “Bally Total Fitness,” including 10 upscale fitness centers that are known as “Bally Sports Clubs.” The nationwide use of the service mark enhances brand identity and increases advertising efficiencies. Pursuant to our strategy of targeted market segmentation, we have opened or acquired new facilities during the past few years that operate under more trendy or upscale brands, including 23 fitness centers as “Crunch Fitness”, 10 fitness centers as “The Sports Clubs of Canada”, seven as “Pinnacle Fitness” and six as “Gorilla Sports”.

       We operate fitness centers in over 50 major metropolitan areas representing 63% of the United States population and over 16% of the Canadian population with 345 of our fitness centers located in the top 25 metropolitan areas in the United States and Toronto, Canada. Concentrating our fitness centers in major metropolitan areas increases the efficiency of our marketing and advertising programs and enhances brand identity and word-of-mouth marketing.

       We spent $55.5 million in 2002, $54.0 million in 2001 and $51.4 million in 2000, for advertising and promotion. Historically, we have primarily advertised on television and, to a lesser extent, through direct mail, newspapers, telephone directories, radio, outdoor signage and other promotional activities. We have placed increased emphasis in recent years on direct mail and other promotions based on extensive research activities we have undertaken.

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

       Direct mail reminders encourage renewal of existing memberships. We have approximately 130 employees at our regional member processing and collection centers dedicated primarily to inbound renewal programs and outbound telemarketing programs to existing members. Telemarketing is used predominately to offer services to members and, to a lesser extent, to attract prospective new members.

       We also attract membership interest from internet visitors to our home page at www.ballyfitness.com and have developed strategic web-based partnerships. During 2002, the level of activity grew to more than 7 million unique users visiting the site, resulting in the issuance of over 220,000 guest passes and the collection of over 103,000 dues payments.

       In 2002, we continued to benefit from new and existing strategic marketing alliances heightening public awareness of our fitness centers and the Bally Total Fitness brand. Our licensed Bally Total Fitness line of portable exercise equipment is carried in more than 3,300 retail stores in the United States and Canada. Strategic alliances during 2002 included Visa USA, Mastercard®, Time Warner®, Sports Display, Inc., Pepsi-Cola Company, Muzak®, Novartis (Lamasil AT ™), Colgate-Palmolive (Simply White™), Unilever (Dove®), and Gatorade®. These alliances provide products for our members to use and/or sample as well as an incremental source of revenue for us.

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

Competition

       We are the largest commercial operator of fitness centers in North America in terms of revenues, number of members, and number and square footage of facilities. We are the largest operator, or among the largest operators, of fitness centers in every major market in which we operate fitness centers. Within each market, we compete with other commercial fitness centers, physical fitness and recreational facilities established by local governments, hospitals, and businesses for their employees, the YMCA and similar organizations, and, to a certain extent, with racquet, tennis and other athletic clubs, country clubs, weight-reducing salons and the home-use fitness equipment industry. We also compete, to some extent, with entertainment and retail businesses for the discretionary income of our target markets. However, we believe our brand identity, operating experience, membership options, ability to allocate advertising and administration costs over all of our fitness centers, nationwide operations, purchasing power and account processing and collection infrastructure, provide us with distinct competitive advantages. Future competitive factors may emerge which may lessen our ability to compete as effectively.

       We believe competition has increased to some extent in certain markets, reflecting the public’s enthusiasm for fitness and the decrease in the barriers to entry into the market due to financing available from, among others, landlords, equipment manufacturers and private equity sources. We believe our brand identity is strong, membership plans are affordable and we have the flexibility to be responsive to economic conditions.

       Our pursuit of new business initiatives, particularly the sale of weight loss services, nutritional products and apparel, has us competing against large, established companies with more experience selling products on a retail basis. In some instances, our competitors for these products have substantially greater financial resources than we have. We may not be able to compete effectively against these established companies.

Properties

       At February 28, 2003, we operated 412 fitness centers in 29 states and Canada. At February 28, 2003, we owned 50 fitness centers and leased either the land, building or both for the remainder of our fitness centers. Aggregate rent expense, including office and administrative space, was $129.1 million in 2002, $113.6 million in 2001 and $108.0 million in 2000. Most of our leases require us to pay real estate taxes, insurance, maintenance and, in the case of shopping center and office building locations, common-area maintenance fees. A limited number of leases also provide for percentage rental based on receipts. Various leases also provide for periodic rent adjustments based on changes in the Consumer Price Index, most with limits provided to protect us from large increases in annual rental payments. One fitness center accounted for between 1% to 2% of our net revenues during 2002. We believe we can expand the number of members we have with the capacity at our properties.

       The leases for fitness centers we have entered into in the last five years generally provide for an initial term of 15 years. Most leases give us at least one five-year option to renew and often two or more such options.

       Our executive office is located in leased office space in Chicago, Illinois. We also lease space in Norwalk, California and Towson, Maryland for our member processing and collection centers.

Trademarks and Trade Names

       The majority of our fitness centers use the service mark “Bally Total Fitness”, including 10 upscale centers that are known as “Bally Sports Clubs.” The nationwide use of the service mark enhances brand identity and increases advertising efficiencies. Pursuant to our strategy of targeted market segmentation, we have opened or acquired new facilities during the past few years that operate under upscale brands, including 23 fitness centers as “Crunch Fitness”, 10 fitness centers as “The Sports Clubs of Canada,” seven as “Pinnacle Fitness” and six as “Gorilla Sports”.

Seasonality of Business

       Historically, we experience greater membership fee originations in the first quarter and lower membership fee originations in the fourth quarter, while advertising expenditures are typically lower during the fourth quarter. Our products and services business may have the effect of further increasing the seasonality of our business.

Employees

       At December 31, 2002, we had approximately 23,000 employees, including approximately 12,200 part-time employees. The distribution of our employees is summarized as follows:

  Approximately 21,950 employees are involved in fitness center operations, including sales personnel, instructors, personal trainers, supervisory and facility personnel;

  Approximately 850 employees are involved in the operation of our member processing and collection centers, including management information systems;

  Approximately 80 employees are product and service development and operations support personnel; and

  Approximately 120 employees are accounting, marketing, human resources, real estate, legal and administrative support personnel.

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

       Under so-called “cooling-off” statutes in most states and provinces we operate in, new members of fitness centers have the right to cancel their memberships for a period of three to ten days after the date the contract was entered into and are entitled to refunds of any payment made. The amount of time new members have to cancel their membership contract depends on the applicable state and provincial law. Further, our membership contracts provide that a member may cancel his or her membership at any time for qualified medical reasons or if the member relocates a certain distance away from a Bally fitness center. In addition, a membership may be cancelled in the event of a member’s death. The specific procedures for cancellation in these circumstances vary according to differing state and provincial laws. In each instance, the canceling member is entitled to a refund of prepaid amounts only. Furthermore, where permitted by law, a cancellation fee is due upon cancellation, and we may offset that amount against any refunds owed.

       We are a party to several state and federal consent orders. The consent orders essentially require continued compliance with applicable laws and require us to refrain from activities not in compliance with applicable laws. From time to time, we make minor adjustments to our operating procedures to remain in compliance with those consent orders.

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

       Item 4 is inapplicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

       Paul A. Toback was elected a Director in March 2003, President and Chief Executive Officer in December 2002, was Executive Vice President from February 2002 to December 2002, Chief Operating Officer from June 2001 to December 2002 and was Senior Vice President, Corporate Development from March 1998 to June 2001 and Vice President, Corporate Development in November 1997. From January 1995 to August 1997, Mr. Toback was Senior Vice President and Chief Operating Officer of Globetrotters Engineering Corp., and from January 1993 to December 1994, he served as Executive Assistant to the Chief of Staff at the White House. Prior to January 1993, Mr. Toback was Director of Administration for Mayor Daley in the City of Chicago. Mr. Toback is an attorney licensed to practice in the state of Illinois. Mr. Toback is 39 years of age.

       John W. Dwyer was elected a Director in August 2001, Executive Vice President in November 1997, a Senior Vice President in 1995, Vice President and Chief Financial Officer in May 1994 and was Treasurer from October 1996 to June 2001. Mr. Dwyer was Corporate Controller of Bally Entertainment Corporation between June 1992 and December 1996 and a Vice President between December 1992 and December 1996. Mr. Dwyer is 50 years of age.

       William G. Fanelli was elected Senior Vice President, Finance in June 2001, was Senior Vice President, Operations from November 1997 to June 2001 and was Vice President, Strategic Operations from November 1996 to November 1997. Mr. Fanelli was Director, Business Development of Bally Entertainment Corporation from October 1993 to December 1996. Mr. Fanelli is 40 years of age.

       Cary A. Gaan was elected Senior Vice President and General Counsel in January 1991 and Secretary in April 1996. Mr. Gaan served as a Vice President from 1987 to 1991. Mr. Gaan is 57 years of age.

       Harold Morgan was elected Senior Vice President, Chief Administrative Officer in February 2003, was Senior Vice President, Human Resources from September 1995 to February 2003 and was Vice President from January 1992 to September 1995. Mr. Morgan was Vice President, Human Resources of Bally Entertainment Corporation between December 1992 and December 1996. Mr. Morgan is 46 years of age.

       John H. Wildman was elected Senior Vice President, Chief Operating Officer in December 2002, was Senior Vice President, Sales and Marketing from November 1996 to December 2002 and Vice President, Marketing in September 1995. For approximately four years prior thereto, Mr. Wildman was a Senior Area Director. Mr. Wildman is 43 years of age.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “BFT”. The following table sets forth, for the periods indicated, the high and low quarterly sales prices for a share of our common stock as reported on the NYSE.

                                                            High          Low
                                                         ----------    --------
2001:
   First quarter                                         $ 33 15/16    $ 25 3/4
   Second quarter                                          30.00         22.90
   Third quarter                                           29.70         18.90
   Fourth quarter                                          22.49         17.85

2002:
   First quarter                                         $ 22.45       $ 15.51
   Second quarter                                          24.10         17.85
   Third quarter                                           19.15          9.17
   Fourth quarter                                           9.91          5.70

       As of February 28, 2003, there were 7,920 holders of record of our common stock.

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

       In our earnings release of February 12, 2003 announcing our results for the year ended December 31, 2002, we classified a “special charge” of $55 million to strengthen our installment contracts receivable reserves within operating costs and expenses. Upon further evaluation it was determined that instead of reporting this charge as an operating expense, it is being reported as a reduction of net revenue, which is consistent with our policy of recording the provision for doubtful accounts and cancellations as an element of net revenue. This reclassification has no impact on operating income, net income or earnings per share.

       In the first quarter of 2002, we reduced our tax valuation allowance against net operating losses realized in prior periods by $4.0 million ($.12 per diluted share). This adjustment decreased the income tax provision, increasing net income. In the third quarter of 2002, we recorded a special charge of $6.5 million ($.15 per diluted share) to settle a class action lawsuit arising in the early 1990’s. In the fourth quarter of 2002, we recorded a special charge totaling $65.7 million ($1.54 per diluted share). This charge included $55 million ($1.29 per diluted share) netted against net revenues, to increase our receivable reserves based on assuming an accelerated monetization scenario and the belief that strengthening of the receivable reserves was warranted, $7.3 million ($.17 per diluted share) to provide for amounts related to a separation agreement entered into when our former CEO retired, and $3.4 million ($.08 per diluted share) to write down inventory. In 2002, we adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, and ceased amortization of goodwill and indefinite lived trademarks, in accordance with the provisions of this standard. In the third quarter of 2001, we recorded a net benefit of special items of $8.3 million ($.27 per diluted share) to record special charges primarily related to the September 11th tragedy and a one-time markdown of retail apparel, offset by a reduction of our tax valuation allowance as a result of our continued improved operating results and trends. In the fourth quarter of 2000, we recorded a one-time non-cash charge of $6.5 million ($.24 per diluted share) to write off third-party internet investments. In the third quarter of 2000, as a result of our improved operating results and trends, we reduced our tax valuation allowance by $20.0 million ($.72 per diluted share). In the first quarter of 1999, in accordance with AICPA Statement of Position 98-5, Reporting Costs of Start-up Activities, we wrote off unamortized start-up costs of $.3 million ($.01 per share) as a cumulative effect of a change in accounting principle.

       EBITDA is defined as operating income (loss) before depreciation and amortization, plus finance charges earned. We have presented EBITDA supplementally because we believe this information is useful given the significance of our depreciation and amortization and because of our highly leveraged financial position. The table below includes a reconciliation from operating income (loss) to EBITDA. This data should not be considered as an alternative to any measure of performance or liquidity as promulgated under generally accepted accounting principles (such as net income or cash provided by/used in operating, investing and financing activities), nor should this data be considered as an indicator of our overall financial performance. Also, the EBITDA definition used by us may not be comparable to similarly titled measures reported by other companies.

ITEM 6.	SELECTED FINANCIAL DATA (continued)

                                                      Year ended December 31
                                        ------------------------------------------------
                                            2002      2001      2000      1999      1998
                                        --------  --------  --------  --------  --------
                                              (in millions, except per share data)
Statement of Operations Data
Net revenues                            $  913.1  $  852.0  $  785.9  $  663.0  $  575.6
Depreciation and amortization               74.4      73.2      65.6      52.9      48.3
Operating income (loss)                    (12.7)     57.8      51.4      33.9       2.6
Before cumulative effect of a
  change in accounting principle:
    Income                                   3.5      80.7      78.6      42.4      13.3
    Basic earnings per common share         0.11      2.91      3.29      1.81      0.59
    Diluted earnings per common share       0.11      2.70      2.84      1.56      0.51

Balance Sheet Data (at December 31)
Cash and equivalents                    $   12.9  $    9.3  $   13.1  $   23.5  $   64.4
Installment contracts receivable, net      522.6     528.0     540.3     469.3     406.4
Total assets                             1,771.9   1,716.9   1,560.6   1,348.6   1,128.8
Long-term debt, less current maturities    697.9     639.9     674.3     593.9     482.2
Stockholders’ equity                       529.5     512.7     297.8     212.5     161.8

Other Financial Data
Cash provided by (used in):
  Operating activities                  $   53.5  $  101.8  $   49.2  $   39.1  $  (32.0)
  Investing activities                     (93.3)   (121.9)   (112.5)   (138.0)    (79.0)
  Financing activities                      43.4      16.3      52.9      58.0     113.7

Reconciliation of operating income
(loss) to EBITDA:
  Operating income (loss)               $  (12.7) $   57.8  $   51.4  $   33.9  $    2.6
    Add: Depreciation and amortization      74.4      73.2      65.6      52.9      48.3
         Finance charges earned             67.8      67.3      68.5      59.4      50.2
                                        --------  --------  --------  --------  --------
  EBITDA                                   129.5     198.3     185.5     146.2     101.1
    Add: Special charges                    72.2       6.7       6.5
                                        --------  --------  --------  --------  --------
  EBITDA (before special charges)       $  201.7  $  205.0  $  192.0  $  146.2  $  101.1
                                        ========  ========  ========  ========  ========

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The following discussion of the financial condition and results of operations of Bally should be read in conjunction with the Company’s Consolidated Financial Statements and related Notes in Item 8 of this Report.

General

       Our operating strategy has focused on three major objectives: To improve operating margins in our core membership business, to provide new products and services to our members, and to increase the number of fitness centers in operation. To meet these objectives, the following strategic initiatives were developed and implemented:

       Improve Operating Margins in Our Fitness Centers.  Our primary approach to improve operating margins has been to grow and improve the quality of revenues, while leveraging the largely fixed cost structure of our business.

  By emphasizing higher priced multiple club membership programs at our Bally Total Fitness brand clubs, we have increased our average membership price by 62% since we modified our pricing strategy away from single club discounted cash membership programs in 1997. Our emphasis on increasing monthly dues and eliminating widespread dues discounting over the last two years has resulted in a 34% increase in dues revenue. Increases in our base of upscale clubs with their higher monthly payment structure, through the acquisitions of Pinnacle Fitness, Gorilla Sports, The Sports Clubs of Canada and Crunch Fitness have contributed to these increases.

  We have continued to focus on maintaining higher down payments on financed membership plans and securing installment payments electronically in order to improve collection rates. At December 31, 2002 and 2001, 63% of members in our installment contracts receivable portfolio were making payments using an electronic method.

       Add Products and Services.  We believe significant opportunities exist to increase revenues beyond those generated by the sale of membership plans and receipt of monthly dues. By integrating personal training, private label nutritional products, and our new Weight Management Program into our core fitness center operations, we have positioned the Bally Total Fitness brand as the total source for all of our members’ wellness and fitness needs. These incremental revenues do not require significant capital investment as they leverage the growing distribution platform that our fitness centers have become. Our integrated fitness-related product and services approach has resulted in significant expansion in our revenue including:

  Personal training services now offered at most of our fitness centers;

  An exclusive line of private label Bally-branded nutritional products sold to our members; and

  Fitness Formula Retail stores, located in 392 of our fitness centers, which sell nutritional products, workout apparel and other specialty and convenience items.

       Revenues from products and services have grown from startup in 1997 to $217.7 million in 2002, while the direct operating margin from products and services has grown to $76.1 million, a 42% increase over 2001.

       Leverage Increased Base of Facilities.  To build upon our improved core operations and accelerate the growth of our business, we invested in facilities expansion in three ways:

  In 1998, we initiated a plan to increase new facility openings of our more profitable new fitness center prototype. Twenty-two of these facilities were opened during 1999, 14 were opened in 2000, 18 in 2001, and 12 more opened in 2002. Due to deferral accounting, new fitness centers generally require nearly a full year before generating incremental operating income and earnings before interest, taxes, depreciation and amortization and require, on average, seven to ten years to approach full maturity in their dues-paying member base. Certain new club facilities have opened to replace older, under-performing clubs at their lease expiration date to take advantage of favorable real estate and other facility cost factors in new locations within an existing trading area. These clubs reach maturity sooner as a result of the transfer of the existing membership base from the replaced facility.

  We have finished a major upgrade and expansion program in our facilities and exercise equipment beyond normal maintenance requirements. We have invested extensively to refurbish and make major upgrades to the majority of our fitness centers, including adding and upgrading exercise equipment, adding additional space and refreshing interior and exterior finishes to improve club ambiance. These major remodeling projects have utilized low maintenance building materials to minimize cleaning costs and extend service lives.

  Due to our relative size in a fragmented market, we have been well positioned to identify opportunities to selectively acquire existing fitness center operations at attractive prices. Recently acquired fitness center operations generally were immediately accretive on a per share basis in terms of operating income and earnings before interest, taxes, depreciation and amortization. In 2002, we acquired seven fitness centers in the Boston area. On December 31, 2001, we acquired Crunch Fitness which had 19 fitness centers located in New York City, Atlanta, Chicago, San Francisco, Los Angeles and Miami. During 2000, we acquired 17 existing fitness centers: 13 in the Portland, Oregon area, where we previously had no fitness centers operating as “Bally Total Fitness”, three in the San Diego, California area operating as “Bally Total Fitness”, and one club in Pittsburgh, Pennsylvania, operating as a “Bally Sports Club”.

  While most maturity occurs in the first five years of operation, a new fitness center generally takes approximately seven to ten years to reach full maturity in its dues-paying membership base, and consequently, its earnings contribution and cash flow potential. Our significant new club growth over the last six years has resulted in a large proportion of immature fitness centers relative to the total number of clubs we operate. In order to continue to grow operating results and maximize cash flows, during 2002 we scaled back our future growth plans and expect to add fewer new clubs in order to focus our attention on improving operating margins and cash flows in all our fitness centers. We have placed special emphasis on improving operating results and cash flows in our base of immature clubs as we work to bring these clubs to full mature operations.

Summary of Significant Accounting Policies

       Revenues from initial membership fees (net of any related allowances) are deferred and recognized ratably over the weighted-average expected life of the memberships, which for paid-in-full memberships and financed memberships sold have been calculated to be 36 months and 22 months, respectively. Costs directly related to the origination of memberships (substantially all of which are sales commissions paid) are also deferred and are amortized using the same methodology as for initial membership fees described above. The provision for doubtful receivables and cancellations is charged directly against membership revenue. Dues revenue is recorded as monthly services are provided. Accordingly, when dues are prepaid, the prepaid portion is deferred and recognized over the applicable term. Revenue from the sale of multiple session personal training packages is deferred and recognized as training sessions are performed.

Results of Operations

Comparison of the years ended December 31, 2002 and 2001

       In our earnings release of February 12, 2003 announcing our results for the year ended December 31, 2002, we classified a “special charge” of $55 million to strengthen our installment contracts receivable reserves within operating costs and expenses. Upon further evaluation it was determined that instead of reporting this charge as an operating expense, it is being reported as a reduction of net revenues, which is consistent with our policy of recording the provision for doubtful accounts and cancellations as an element of net revenue. This reclassification has no impact on operating income, net income or earnings per share.

       Net revenue for 2002 was $913.1 million compared to $852.0 million in 2001, an increase of $61.1 million (7%), inclusive of $73.0 million (9%) attributable to Crunch Fitness and offset by a special charge of $55 million to strengthen our installment contracts receivable reserves. Net revenue from comparable fitness centers, exclusive of the special charge, increased 3%. The increase in total net revenues, exclusive of the special charge, resulted from the following:

  Membership revenue increased $41.0 million (6%) from the prior year, including a 28% increase in dues revenue (9% related to same clubs) recognized during the year. Dues revenue for the year equaled more than half of total membership revenue. The provision for doubtful receivables and cancellations, included as a direct reduction of membership revenue, was 41% of the gross financed portion of originations for both periods.

  Products and services revenue increased $72.7 million (50%) over 2001, primarily reflecting the continued growth of personal training services, nutritional product sales and the addition of Crunch Fitness, which accounted for $19.5 million of the increase.

  Miscellaneous revenue increased $2.3 million (13%) over 2001, reflecting increases in sub-rental income, franchise fees and co-marketing revenue.

       The weighted-average number of fitness centers during 2002 increased to 412 from 385 during 2001, a 7% increase, including a 56% increase in the weighted-average number of centers operating under our upscale brands from 36 to 56, largely resulting from the acquisition of Crunch Fitness. During 2002, we opened 14 new fitness centers within our major metropolitan areas. In April 2002 we acquired seven additional fitness centers with our acquisition of Planet Fitness in the Boston area. At December 31, 2002, we operated a total of 56 upscale fitness centers: 23 as “Crunch Fitness”, 10 as “Bally Sports Clubs”, 10 as “The Sports Clubs of Canada”, seven as “Pinnacle Fitness” and six as “Gorilla Sports”.

       Gross committed membership fees is a measure which includes the total potential future value of all initial membership fee revenue, dues revenue, earned finance charges and membership-related products and services revenue from new membership sales originations in a period. It is measured on a gross basis before consideration of our provision for doubtful accounts and cancellations and without deferral of initiation fee revenue, and includes the future potential collection of dues revenue over the initial term of membership. We track gross committed membership revenue as an indicator of the success of our current sales activities and believe it to be a useful measure to allow investors to understand current trends in membership sales which may not be apparent under deferral accounting for the initiation fee component of membership revenue.

       The following table reconciles total gross committed membership fees during 2002, 2001 and 2000 to initial membership fees originated, net:

                                                   2002        2001        2000
                                             ----------  ----------  ----------

Gross committed membership fees              $1,132,634  $1,073,619  $1,073,775
Less: Committed monthly dues                   (233,039)   (144,939)   (141,286)
      Provision for doubtful receivables
        and cancellations                      (329,308)   (335,628)   (337,076)
      Unearned finance charges and other       (172,947)   (169,103)   (165,976)
      Products and services revenues
        included in membership programs         (78,246)    (55,155)    (41,888)
                                             ----------  ----------  ----------
Initial membership fees originated, net      $  319,094  $  368,794  $  387,549
                                             ==========  ==========  ==========

       Gross committed membership fees increased 5%, compared to 2001. The gross committed monthly membership fees originated during 2002 averaged $43 versus $40 in 2001, a 7% increase. This increase results primarily from higher monthly dues included in memberships originated at our Bally Total Fitness clubs, the addition of Crunch Fitness with its higher membership fee structure, and an increase in new memberships originated which include a personal training component. The number of new members joining increased 2% during 2002 compared with a year ago, with a 2% decrease at our Bally Total Fitness clubs. The average committed duration of memberships originated during 2002 was 30.4 months versus 31.0 months in the prior year, a 2% decrease. This decrease results primarily from the shorter commitment term of memberships offered at Crunch Fitness, the addition of five new clubs in states and provinces that limit contract duration to twelve months, and an increase in the number of shorter commitment membership programs available at Bally Total Fitness clubs.

       The operating loss for 2002 was $12.7 million compared to operating income of $57.8 million in 2001. Our operating loss resulted principally from special charges of $72.2 million in 2002 described fully in the following paragraph. Operating income for 2002 excluding the 2002 special charges was $59.5 million compared to $64.5 million, excluding special charges of $6.7 million, in 2001. This decrease of $5.0 million (8%) was due to a $116.1 million increase in net revenue (14%), offset by an increase in operating costs and expenses of $119.9 million (17%) and an increase in depreciation and amortization of $1.2 million. The 2001 results included $7.6 million of goodwill amortization which, under current accounting standards, is no longer amortized. Earnings before interest, taxes, depreciation and amortization, including finance charges earned (“EBITDA”), was $129.5 million in 2002 versus $198.3 million in 2001, a 35% decline, due primarily to the special charges recorded in 2002 (see Item 6, Selected Financial Data, for a reconciliation of operating income or loss to EBITDA). EBITDA exclusive of the impact of the special charges, was $201.7 million in 2002 versus $205.0 million in 2001, a 2% decline. The EBITDA margin was 13% for 2002 compared to 22% in 2001. This decline results primarily from the 2002 special charges. The EBITDA margin, before special charges, was 19% for 2002 compared to 22% in 2001. This decrease is due, in part, to the continuing trend of lower new membership originations at mature clubs, the proportion of clubs open less than five years, and the initially lower margins attributable to the 19 Crunch Fitness centers acquired at the end of 2001 and the seven centers acquired in the Boston area in April 2002. Fitness center operating expenses increased $60.8 million (12%), due principally to incremental costs of operating new fitness centers, including Crunch Fitness, which represented approximately $36.3 million of the increase. Products and services expenses increased $50.2 million (55%) to support the revenue growth of product and service offerings. Direct operating margin from products and services increased to $76.1 million from $53.6 million in 2001, a 42% increase (23% related to same clubs), with a margin of 35% in 2002 compared to 37% in 2001. Member processing and collection center expenses increased $3.0 million (7%) from 2001, reflecting increased costs to serve the higher number of clubs and members as compared to the prior year. Advertising expenses increased $1.5 million (3%) compared to the prior year. General and administrative expenses increased $4.3 million (14%) compared to the prior year to support our overall growth strategy. Depreciation and amortization expense increased $1.2 million (2%) largely as a result of increased expenditures for property and equipment and acquired fitness centers during the past two years, offset by the elimination of goodwill amortization in 2002 as the result of new accounting standards.

       The special charges in 2002 included $55.0 million recorded as a reduction to net revenues to strengthen our installment contracts receivable reserves. In connection with our intentions to seek alternatives for the financing portion of our business model, we undertook a study to determine the net realizable values of recent years’ sales activity and membership installment contracts receivable on an accelerated monetization basis. Our previous method for estimating the adequacy of balance sheet reserves did not assume an accelerated monetization scenario. Given that the receivables portfolio may be substantially monetized during the next 12 to 18 months, strengthening our receivables reserves was warranted and resulted in the special charge. Special charges in 2002 also included $7.3 million to provide for amounts related to a separation agreement entered into when our former CEO retired, $3.4 million to write-down inventory shortages, and $6.5 million to settle a class action lawsuit arising in the early 1990’s. Special charges in 2001 related to cancelled or reformatted marketing events and other direct and indirect costs from disruptions and shutdowns of various club operations and programs resulting from the September 11th terrorist events and separately, the Company’s repositioning of in-club retail stores. Comparisons made in the previous paragraph which exclude these special charges from our results have been made because we believe the unusual nature of these charges should be taken into consideration when the trend of our operating results is used by investors.

       Finance charges earned in excess of interest expense totaled $12.3 million in 2002, an increase of $3.9 million over last year resulting principally from lower interest rates on our borrowings, and higher installment contracts receivable offset by a decrease in finance rates earned.

       At December 31, 2002, for accounting purposes, the Company had approximately $114 million of unrecognized federal net operating loss carryforwards. Separately, the Company’s alternative minimum tax (“AMT”) net operating loss carryforwards have been substantially recognized. Therefore, having fully recognized AMT net operating loss carryforwards for reporting purposes, the Company’s federal income tax rate increased to 20% during the second quarter of 2002. The 20% rate will remain in effect until such time as all AMT credits are fully utilized, which is not currently expected before 2005. In the first quarter of 2002 and the third quarter of 2001, the Company reduced its valuation allowance against its net operating loss carryforwards by approximately $4 million and $15 million, respectively, which offset charges related to its provision for alternative minimum taxes and state income and other taxes. These adjustments were reflected as reductions of the tax provision, increasing net income.

Comparison of the years ended December 31, 2001 and 2000

       Net revenue for 2001 was $852.0 million compared to $785.9 million in 2000, an increase of $66.2 million (8%). Net revenue from comparable fitness centers increased 6%. The increase in total net revenues resulted from the following:

  Membership revenue increased $30.3 million (5%) over the prior year, including a 5% increase in dues revenue recognized during the year. The provision for doubtful receivables and cancellations, included as a direct reduction of membership revenue, was 41% of the gross financed portion of originations for both periods.

  Products and services revenue increased $34.1 million (31%) over 2000, primarily reflecting the continued growth of personal training services and nutritional product sales.

  Miscellaneous revenue increased $1.9 million (12%) over 2000, primarily reflecting additional revenue from co-marketing partnerships.

       The weighted-average number of fitness centers during 2001 increased to 387 from 376 during 2000, a 3% increase, including an increase in the weighted-average number of centers operating under our upscale brands from 34 to 38. During 2001, we opened 18 new fitness centers within our major metropolitan areas. On December 31, 2001, we acquired 19 additional fitness centers (with our acquisition of Crunch Fitness) that are not reflected in our 2001 results or averages. At December 31, 2001, we operated a total of 55 upscale fitness centers: 19 as “Crunch Fitness”, 12 as “Bally Sports Clubs”, 11 as “The Sports Clubs of Canada”, seven as “Pinnacle Fitness” and six as “Gorilla Sports”.

       Gross committed membership fees were approximately unchanged compared to 2000. The gross committed monthly membership fees originated during 2001 and 2000 averaged $40. The number of new members joining increased 8% during 2001 compared with 2000, with a 7% increase at our Bally Total Fitness clubs. The average committed duration of memberships originated was 31.0 months during 2001 compared to 32.8 months in 2000. This decrease resulted from an increase in the number of shorter term commitment membership programs available at Bally Total Fitness clubs.

       Operating income for 2001 was $57.8 million compared to $51.4 million in 2000, a 12% increase. The increase of $6.4 million (12%) was due to a $66.2 million increase in net revenue (8%), offset, in part, by an increase in operating costs and expenses of $59.8 million (8%) including a $7.6 million increase in depreciation and amortization. EBITDA was $198.3 million in 2001 versus $185.5 million in 2000, a 7% increase. The EBITDA margin was 22% in both periods. In 2001, the margin was negatively impacted by increases in utilities costs system-wide and by new club growth which, due to deferred revenue accounting, initially results in higher incremental operating costs than recognized revenues. Fitness center operating expenses increased $30.2 million (6%), due principally to incremental costs of operating new fitness centers and higher energy costs. Products and services expenses increased $19.7 million (27%) to support the revenue growth of product and service offerings. Direct operating margin from products and services increased to $53.6 million from $39.2 million in 2000 (37%), with a margin of 37% in 2001 compared to 35% in 2000. Member processing and collection center expenses decreased $1.2 million (3%) as a result of expense reimbursements from servicing fees associated with servicing the portions of the installment contracts receivable portfolio that were sold in 2001 to a major financial institution. Advertising expenses increased $2.6 million (5%) compared to 2000 due to a change in advertising strategy to reach new segments of prospective customers and to support clubs in new markets. General and administrative expenses increased $.8 million (3%) compared to 2000 to support the Company’s overall growth. Depreciation and amortization expense increased $7.6 million (12%) largely as a result of increased expenditures for property and equipment and acquired fitness centers during the past two years.

       In 2001 we recorded special charges of $6.7 million related to cancelled or reformatted marketing events and other direct and indirect costs from disruptions and shutdowns of various club operations and programs resulting from the September 11th terrorist events and a one-time markdown of retail apparel in connection with management’s strategic repositioning of in-club retail stores, adding juice bars to replace slow moving, lower margin fashion apparel. In 2000 we recorded a special charge of $6.5 million which represented a one-time non-cash charge to write off third-party internet investments.

       Finance charges earned in excess of net interest costs totaled $9.2 million in 2001, an increase of $1.0 million over 2000 resulting from a reduction in the Company’s net borrowings, offset in part, by reductions in finance charges earned due to the sale of receivables in 2001.

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

Liquidity and Capital Resources

       Cash flow provided from operating activities for 2002 was $53.5 million compared to $101.8 million in 2001, which included $60.3 million of net accelerated collections from the sale of installment contracts receivable. During the first and third quarters of 2001, the Company sold a portion of its installment contracts receivable portfolio to a major financial institution at net book value, with combined proceeds of $105 million. During the fourth quarter of 2002, the Company sold a portion of its installment contracts receivable portfolio to a major financial institution at net book value, receiving proceeds of $23.3 million, partially offsetting the effect of the 2001 acceleration on the 2002 collections. Excluding the impact of the sales of receivables and net of the change in dues prepayments during the periods, cash flows from operating activities were $88.2 million in 2002, compared to $57.7 million in 2001, a $30.5 million (53%) increase.

       In order to give investors the ability to understand our cash flows from operating activities on a basis consistent with other periods where we have not accelerated cash collected on installment contracts receivable, the following table sets forth cash flows from operating activities on a comparable basis to exclude the impact of sales of receivables, to add back actual cash collections on the sold portfolios, and to reflect the impact of changes in dues prepayments during each year (in thousands):

                                                         Year ended December 31
                                             ----------------------------------
                                                   2002        2001        2000
                                             ----------  ----------  ----------
Cash flows from operating activities,
  as reported                                $   53,501  $  101,772  $   49,167
    Acceleration of collections through
      bulk sale of installment contracts
      receivable                                (23,345)   (105,000)
    Collections on installment contracts
      receivable sold                            57,930      44,691
    Change in dues prepayments                      151      16,192      (2,729)
                                             ----------  ----------  ----------

Cash flows from operating activities
  on a comparable basis                      $   88,237  $   57,655  $   46,438
                                             ==========  ==========  ==========

       Over the past five years, we have expanded our capacity to attract new members and better serve existing members by adding new clubs and by refurbishing and expanding existing clubs. The following table details cash used in investing activities during the past five years (in thousands):

                                2002       2001       2000       1999       1998
                              --------   --------   --------   --------   --------

Club improvements             $ 21,556   $ 26,400   $ 20,967   $ 11,582   $ 29,998
New clubs                       36,110     41,959     42,362     38,762     23,083
Club remodels and expansions    12,730     12,289     36,661     37,286     12,714
Administrative and systems       4,744     10,523      4,749      8,689     10,637
Acquisitions and other           6,610     30,692      4,066     18,921      2,521
Real estate purchases           11,510                 3,655     22,770
                              --------   --------   --------   --------   --------
                              $ 93,260   $121,863   $112,460   $138,010   $ 78,953
                              ========   ========   ========   ========   ========

       We presently have no commitments to acquire clubs or real estate during 2003. Spending on club remodels and expansions is expected to significantly decline. New club spending is not expected to exceed $25 million for 2003, and club improvements should be less than or equal to the 2002 level. Administrative and systems spending will also decline significantly resulting from the completion of the new club management system.

       We are authorized to repurchase up to 1,500,000 shares of our common stock on the open market from time to time. We repurchased 625,100 shares between August 1998 and November 1999 at an average price of $18 per share and 54,500 shares in February 2002 at $15.73 per share.

       In March 2001, we sold 2,238,821 shares of our common stock to the public, and the Estate of Arthur M. Goldberg, our former Chairman, exercised an outstanding warrant to purchase 2,207,104 shares of our common stock. We received net proceeds from these transactions of approximately $65 million, which was initially used to reduce bank debt and subsequently to fund a portion of capital expenditures.

       Our bank credit facility provides up to $225.0 million of availability consisting of a three-year $135.0 million term loan and a $90.0 million three-year revolving credit facility. The amount available under the revolving credit facility is reduced by any outstanding letters of credit, which cannot exceed $30.0 million. At December 31, 2002, we had drawn $49.5 million on the revolving credit facility and had outstanding letters of credit totaling $4.6 million. The $135.0 million term loan is repayable in 13 installments. The first installment of $250,000 was paid in December 2001, 11 quarterly installments of $460,000 began March 31, 2002 and the final installment of $129,690,000 is due November 2004. We have no scheduled principal payments under our subordinated debt until October 2007. In November 2001, we issued Securitization Series 2001-1, a $155.0 million revolving series under the H&T Master Trust. At December 31, 2002 we had drawn $155.0 million on this series. The principal balance will begin amortizing in December 2003. Our debt service requirements, including interest, during 2003 are approximately $77 million, exclusive of principal payments on the securitization. We believe based upon most recent results that we will be able to satisfy our 2003 requirements for debt service and capital expenditures, out of available cash balances, cash flow from operations and borrowings on the revolving credit facility. In addition to cash from operating activities, we believe our longer-term debt service requirements through 2004, can be satisfied by refinancing our term loan and securitization facility although there are no assurances that such refinancings will be completed.

       We guarantee the lease on one fitness center, which is part of a joint venture with Holmes Place, Plc. The lease has a 15 year term which began in May 2002 with current annual rental (subject to escalation) of $.6 million.

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

       We are exposed to market risk from changes in the interest rates on certain of our outstanding debt. The outstanding loan balance under our bank credit facility and the Series 2001-1 accounts receivable-backed variable funding certificates bear interest at variable rates based on prevailing short-term interest rates in the United States and Europe. Based on 2002’s average outstanding balance of these variable rate obligations, a 100 basis point change in interest rates would change interest expense in 2002 by approximately $3.3 million. For fixed rate debt, such as our senior subordinated promissory notes and the securitization facility, interest rate changes affect their fair market value but do not impact earnings or cash flows.

       We have purchased an 8.50% interest rate cap on the Series 2001-1 accounts receivable-backed variable funding certificates, for which $155.0 million was outstanding as of December 31, 2002. We presently do not use other financial derivative instruments to manage our interest costs. We are subject to minimal foreign exchange and commodity risk.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Bally Total Fitness Holding Corporation

       We have audited the accompanying consolidated balance sheets of Bally Total Fitness Holding Corporation as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and the schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bally Total Fitness Holding Corporation at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

       As discussed in the Goodwill, trademarks and intangible assets note to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and intangible assets.

ERNST & YOUNG LLP

Chicago, Illinois
February 12, 2003

Index

BALLY TOTAL FITNESS HOLDING CORPORATION
Consolidated Balance Sheet
(In thousands, except share data)
                                                                    December 31
                                                       ------------------------
                                                             2002          2001
                                                       ----------    ----------
ASSETS

Current assets:
  Cash and equivalents                                 $   12,907    $    9,310
  Installment contracts receivable, net                   271,531       254,412
  Other current assets                                     92,764        99,098
                                                       ----------    ----------
    Total current assets                                  377,202       362,820

Installment contracts receivable, net                     251,074       273,607

Property and equipment, at cost:
  Land                                                     43,415        38,125
  Buildings                                               150,228       140,972
  Leasehold improvements                                  717,664       673,737
  Equipment and furnishings                               284,845       265,916
                                                       ----------    ----------
                                                        1,196,152     1,118,750
  Accumulated depreciation and amortization              (538,613)     (490,116)
                                                       ----------    ----------
    Net property and equipment                            657,539       628,634

Goodwill                                                  242,854       226,701
Trademarks                                                  6,969         6,969
Intangible assets, less accumulated amortization
  of $9,453 and $8,873                                      2,786         3,367
Deferred income taxes                                      81,314        76,104
Deferred membership origination costs                     119,484       112,959
Other assets                                               32,652        25,729
                                                       ----------    ----------
                                                       $1,771,874    $1,716,890
                                                       ==========    ==========

See accompanying notes.

Index

BALLY TOTAL FITNESS HOLDING CORPORATION
Consolidated Balance Sheet
(In thousands, except share data)
                                                                    December 31
                                                       ------------------------
                                                             2002          2001
                                                       ----------    ----------
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
  Accounts payable                                     $   51,752    $   50,471
  Income taxes payable                                      1,497         1,974
  Deferred income taxes                                    29,303        32,346
  Accrued liabilities                                      87,683        75,309
  Current maturities of long-term debt                     28,904        25,302
  Deferred revenues                                       271,031       294,930
                                                       ----------    ----------
    Total current liabilities                             470,170       480,332

Long-term debt, less current maturities                   697,850       639,869

Other liabilities                                          10,689        12,555

Deferred revenues                                          63,689        71,400

Stockholders’ equity:
  Preferred stock, $.10 par value; 10,000,000
    shares authorized; none issued
  Series A Junior Participating; 602,000 shares
    authorized; none issued
  Common stock, $.01 par value; 60,200,000
    shares authorized; 33,861,964 and
    32,994,596 shares issued                                  338           329
  Contributed capital                                     670,561       657,546
  Accumulated deficit                                    (104,279)     (107,807)
  Unearned compensation (restricted stock)                (25,509)      (26,559)
  Common stock in treasury, at cost, 668,539
    and 614,039 shares                                    (11,635)      (10,775)
                                                       ----------    ----------
    Total stockholders’ equity                            529,476       512,734
                                                       ----------    ----------
                                                       $1,771,874    $1,716,890
                                                       ==========    ==========

See accompanying notes.

Index

BALLY TOTAL FITNESS HOLDING CORPORATION
Consolidated Statement of Income
(In thousands, except share data)
                                                         Year ended December 31
                                             ----------------------------------
                                                   2002        2001        2000
                                             ----------  ----------  ----------
Net revenues:
  Membership revenue                         $  730,589  $  689,547  $  659,279
  Products and services                         217,667     144,926     110,869
  Miscellaneous revenue                          19,884      17,570      15,714
                                             ----------  ----------  ----------
                                                968,140     852,043     785,862
  Special charge to membership
    receivable reserve                          (55,000)
                                             ----------  ----------  ----------
                                                913,140     852,043     785,862

Operating costs and expenses:
  Fitness center operations                     557,749     496,937     466,702
  Products and services                         141,570      91,376      71,716
  Member processing and collection centers       45,340      42,304      43,486
  Advertising                                    55,547      54,002      51,443
  General and administrative                     34,010      29,726      28,964
  Special charges                                17,227       6,700       6,500
  Depreciation and amortization                  74,423      73,202      65,605
                                             ----------  ----------  ----------
                                                925,866     794,247     734,416
                                             ----------  ----------  ----------

Operating income (loss)                         (12,726)     57,796      51,446

Finance charges earned                           67,771      67,258      68,462
Interest expense                                (55,468)    (58,848)    (62,058)
Other, net                                         (566)        751       1,760
                                             ----------  ----------  ----------
                                                 11,737       9,161       8,164
                                             ----------  ----------  ----------

Income (loss) before income taxes                  (989)     66,957      59,610
Income tax benefit                                4,517      13,750      19,000
                                             ----------  ----------  ----------
Net income                                   $    3,528  $   80,707  $   78,610
                                             ==========  ==========  ==========

Basic earnings per common share              $     0.11  $     2.91  $     3.29
                                             ==========  ==========  ==========
Average common shares outstanding            32,163,019  27,744,046  23,858,486

Diluted earnings per common share            $     0.11  $     2.70  $     2.84
                                             ==========  ==========  ==========
Average diluted common shares outstanding
  (includes 822,712, 2,104,154 and
   3,793,551 common equivalent shares in
   2002, 2001 and 2000, respectively)        32,985,731  29,848,200  27,652,037

See accompanying notes.

Index

BALLY TOTAL FITNESS HOLDING CORPORATION
Consolidated Statement of Stockholders’ Equity
(In thousands, except share data)
                                     Common stock
                                   -----------------                                            Common       Total
                                                Par   Contributed  Accumulated    Unearned     stock in   stockholders’
                                     Shares    value    capital      deficit    compensation   treasury      equity
                                   ----------  -----  -----------  -----------  ------------  ----------  -------------

Balance at December 31, 1999       23,755,394  $ 243  $  498,093   $ (267,124)   $  (7,978)   $ (10,775)    $ 212,459

Net income                                                             78,610                                  78,610
Issuance of common stock for
  acquisitions of businesses          295,151      3       4,691                                                4,694
Restricted stock activity              90,000      1       3,779                    (3,779)                         1
Issuance of common stock under
  stock purchase and option plans     212,401      2       2,076                                                2,078
                                   ----------  -----   ---------   ----------    ---------    ---------     ---------
Balance at December 31, 2000       24,352,946    249     508,639     (188,514)     (11,757)     (10,775)      297,842

Net income                                                             80,707                                  80,707
Sale of common stock                2,238,821     22      53,805                                               53,827
Exercise of warrants                2,207,104     22      11,587                                               11,609
Issuance of common stock for
  acquisitions of businesses        2,987,865     30      61,863                                               61,893
Restricted stock activity             352,500      4      14,802                   (14,802)                         4
Issuance of common stock under
  stock purchase and option plans     241,321      2       2,850                                                2,852
Income tax benefit from stock
  options exercised                                        4,000                                                4,000
                                   ----------  -----   ---------   ----------    ---------    ---------     ---------
Balance at December 31, 2001       32,380,557    329     657,546     (107,807)     (26,559)     (10,775)      512,734

Net income                                                              3,528                                   3,528
Exercise of warrants                  250,000      3       2,510                                                2,513
Issuance of common stock for
  acquisitions of businesses          382,827      4       8,851                                                8,855
Restricted stock activity             110,000      1        (125)                    1,050                        926
Issuance of common stock under
  stock purchase and option plans     124,541      1       1,779                                                1,780
Purchases of common stock             (54,500)                                                     (860)         (860)
                                   ----------  -----   ---------   ----------    ---------    ---------     ---------
Balance at December 31, 2002       33,193,425  $ 338   $ 670,561   $ (104,279)   $ (25,509)   $ (11,635)    $ 529,476
                                   ==========  =====  ==========  ===========    =========    =========     =========

See accompanying notes.

Index

BALLY TOTAL FITNESS HOLDING CORPORATION
Consolidated Statement of Cash Flows
(In thousands)
                                                         Year ended December 31
                                             ----------------------------------
                                                   2002        2001        2000
                                             ----------  ----------  ----------
OPERATING:
  Net income                                 $    3,528  $   80,707  $   78,610
  Adjustments to reconcile to cash provided –
    Depreciation and amortization, including
      amortization included in interest
      expense                                    78,236      76,865      69,381
    Changes in operating assets and
      liabilities                               (29,189)    (55,800)    (98,824)
    Stock-based compensation                        926
                                             ----------  ----------  ----------
    Cash provided by operating activities        53,501     101,772      49,167

INVESTING:
  Purchases and construction of property
    and equipment                               (75,140)    (91,171)   (104,739)
  Purchases of real estate                      (11,510)                 (3,655)
  Acquisitions of businesses and other           (6,610)    (30,692)     (4,066)
                                             ----------  ----------  ----------
    Cash used in investing activities           (93,260)   (121,863)   (112,460)

FINANCING:
  Debt transactions –
    Net borrowings (repayments) under
      revolving credit agreement                 31,500     (51,500)     69,500
    Net borrowings (repayments) of other
      long-term debt                              9,928       4,104     (18,661)
    Debt issuance and refinancing costs          (1,505)     (4,569)
                                             ----------  ----------  ----------
    Cash provided by (used in) debt
      transactions                               39,923     (51,965)     50,839

  Equity transactions –
    Proceeds from sale of common stock                       53,827
    Proceeds from exercise of warrants            2,513      11,609
    Proceeds from issuance of common stock
      under stock purchase and option plans       1,780       2,856       2,078
    Purchases of common stock for treasury         (860)
                                             ----------  ----------  ----------
    Cash provided by financing activities        43,356      16,327      52,917
                                             ----------  ----------  ----------

Increase (decrease) in cash and equivalents       3,597      (3,764)    (10,376)
Cash and equivalents, beginning of year           9,310      13,074      23,450
                                             ----------  ----------  ----------
Cash and equivalents, end of year            $   12,907  $    9,310  $   13,074
                                             ==========  ==========  ==========

See accompanying notes.

Index

BALLY TOTAL FITNESS HOLDING CORPORATION
Consolidated Statement of Cash Flows – (continued)
(In thousands)
                                                         Year ended December 31
                                             ----------------------------------
                                                   2002        2001        2000
                                             ----------  ----------  ----------
SUPPLEMENTAL CASH FLOWS INFORMATION:

Changes in operating assets and liabilities,
  net of effects from acquisitions or sales,
  were as follows –
    Decrease (increase) in installment
      contracts receivable                   $    5,414  $    5,189  $  (65,226)
    Decrease (increase) in other current and
      other assets                                6,272      (3,195)    (22,397)
    Decrease (increase) in  deferred
      membership origination costs               (6,525)      1,170      (7,934)
    Increase (decrease) in accounts payable       1,281      (5,600)      1,974
    Decrease in income taxes payable             (4,814)    (16,780)    (20,132)
    Increase in accrued and other
      liabilities                                 9,592         382       2,496
    Increase (decrease) in deferred revenues    (40,409)    (36,966)     12,395
                                             ----------  ----------  ----------
                                             $  (29,189) $  (55,800) $  (98,824)
                                             ==========  ==========  ==========

Cash payments for interest and income taxes
  were as follows –
    Interest paid                            $   53,936  $   60,256  $   61,982
    Interest capitalized                         (2,942)     (3,984)     (3,959)
    Income taxes paid, net                          403       3,029       1,132

Investing and financing activities exclude
  the following non-cash transactions –
    Acquisition of property and equipment
      through capital leases/borrowings      $   10,991  $   23,472  $   28,892
    Acquisitions of businesses with common
      stock                                       8,855      62,132       4,695
    Restricted stock activity                    (1,050)     14,802       3,779
    Assumed debt related to acquisitions
      of businesses                               2,846       3,862       7,577
    Tax benefit from exercise of employee
      stock options                                           4,000

See accompanying notes.

Index

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Consolidated Financial Statements
(All dollar amounts in thousands, except share data)

Summary of significant accounting policies

Basis of presentation

       The accompanying consolidated financial statements include the accounts of Bally Total Fitness Holding Corporation (the “Company”) and the subsidiaries that it controls. The Company, through its subsidiaries, is a nationwide commercial operator of fitness centers with 412 facilities, at February 28, 2003, located in 29 states and Canada. The Company operates in one industry segment, and all significant revenues arise from the commercial operation of fitness centers, primarily in major metropolitan areas in the United States and Canada. Unless otherwise specified in the text, references to the Company include the Company and its subsidiaries.

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

Property and equipment

       Depreciation of buildings, equipment and furnishings (including assets under capital leases) is provided on the straight-line method over the estimated useful lives of the related assets. Buildings are depreciated over 30 years and useful lives for equipment and furnishings range from three to 15 years. Amortization of leasehold improvements is provided on the straight-line method over the lesser of the estimated useful lives of the improvements or the lease periods. Depreciation and amortization of property and equipment was $73,793, $64,875 and $57,875 for 2002, 2001 and 2000, respectively.

Deferred finance costs

       Deferred finance costs are amortized over the terms of the related debt using the straight-line method. Included in “Other assets” at December 31, 2002 and 2001 were deferred finance costs of $10,015 and $12,056 respectively, net of accumulated amortization of $17,517 and $13,874, respectively.

Membership revenue recognition

       The Company’s fitness centers primarily offer a dues membership, which permits members, upon paying an initial membership fee, which may be financed, to maintain their membership on a month-to-month basis as long as monthly dues payments are made. Initial membership fees may be paid in full when members join or may be financed via installment contracts over periods ranging up to 36 months. Revenues from initial membership fees (net of any related allowances) are deferred and recognized ratably over the weighted-average expected life of the memberships, which for paid-in-full memberships and financed memberships sold have been calculated to be 36 months and 22 months, respectively. Costs directly related to the origination of memberships (substantially all of which are sales commissions paid) are also deferred and are amortized using the same methodology as for initial membership fees described above. The provision for doubtful receivables and cancellations is charged directly against membership revenue. Dues revenue is recorded as monthly services are provided. Accordingly, when dues are prepaid, the prepaid portion is deferred and recognized over the applicable term. Installment contracts bear interest at, or are adjusted for financial accounting purposes at the time the contracts are sold to, rates for comparable consumer financing. Unearned finance charges are amortized over the term of the contracts on the sum-of-the-months-digits method, which approximates the interest method.

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Consolidated Financial Statements – (continued)
(All dollar amounts in thousands, except share data)

       Components of deferred revenues as of December 31, 2002 and 2001 are as follows:

                                   2002                             2001
                      -------------------------------  -------------------------------
                        Current  Long-term      Total    Current  Long-term      Total
                      ---------  ---------  ---------  ---------  ---------  ---------
Financed initial
  membership fees
  deferred            $ 194,414  $  39,154  $ 233,568  $ 223,577  $  44,440  $ 268,017
Paid-in-full initial
  membership fees
  deferred               17,039     11,050     28,089     18,123     11,995     30,118
Prepaid dues             59,578     13,485     73,063     53,230     14,965     68,195
                      ---------  ---------  ---------  ---------  ---------  ---------
                      $ 271,031  $  63,689  $ 334,720  $ 294,930  $  71,400  $ 366,330
                      =========  =========  =========  =========  =========  =========

       Gross committed membership fees represent the gross contracted value of memberships originated during the periods, inclusive of initial membership fees, monthly dues, finance charges, and products and services included in membership programs. It is measured on a gross basis before consideration of our provision for doubtful accounts and cancellations and without deferral of initiation fee revenue, and includes the future potential collection of dues revenue over the initial term of membership. This data is presented in order to expand the presentation of originating membership data as the Company now operates under several brands, membership structures and an evolving menu of products and services accompanying certain membership programs. The following is a reconciliation of gross committed membership fees to initial membership fees originated, net for the years ended December 31, 2002, 2001 and 2000:

                                                   2002        2001        2000
                                             ----------  ----------  ----------

Gross committed membership fees              $1,132,634  $1,073,619  $1,073,775
Less: Committed monthly dues                   (233,039)   (144,939)   (141,286)
      Provision for doubtful receivables
        and cancellations                      (329,308)   (335,628)   (337,076)
      Unearned finance charges and other       (172,947)   (169,103)   (165,976)
      Products and services revenues
        included in membership programs         (78,246)    (55,155)    (41,888)
                                             ----------  ----------  ----------
Initial membership fees originated, net      $  319,094  $  368,794  $  387,549
                                             ==========  ==========  ==========

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Consolidated Financial Statements – (continued)
(All dollar amounts in thousands, except share data)

       Components of membership revenue as presented in the accompanying consolidated statement of income for the years ended December 31, 2002, 2001 and 2000 are as follows:

                                                   2002        2001        2000
                                             ----------  ----------  ----------
Initial membership fees:
  Originated, net                            $  319,094  $  368,794  $  387,549
  Decrease (increase) in deferral                36,478      24,011     (10,449)
                                             ----------  ----------  ----------
                                                355,572     392,805     377,100

Dues:
  Dues collected                                371,086     283,787     284,125
  Decrease (increase) in deferral                 3,931      12,955      (1,946)
                                             ----------  ----------  ----------
                                                375,017     296,742     282,179
                                             ----------  ----------  ----------
Membership revenues                          $  730,589  $  689,547  $  659,279
                                             ==========  ==========  ==========

Products and services

                                                   2002        2001        2000
                                             ----------  ----------  ----------
Net revenues:
  Retail and nutritional supplements--
    Membership programs                      $   28,787  $   30,034  $   23,507
    Direct sales                                 53,757      43,099      33,251
  Personal training--
    Membership programs                          49,459      25,121      18,381
    Direct sales                                 78,968      39,347      31,203
  Financial services                              6,696       7,325       4,527
                                             ----------  ----------  ----------
                                                217,667     144,926     110,869
Direct operating costs and expenses:
  Retail and nutritional supplements             64,201      51,629      41,183
  Personal training                              77,369      39,747      30,533
                                             ----------  ----------  ----------
                                                141,570      91,376      71,716
                                             ----------  ----------  ----------
Direct operating margin                      $   76,097  $   53,550  $   39,153
                                             ==========  ==========  ==========

       The Company offers personal training services in most club locations and operated approximately 392, 365 and 340 retail store locations within clubs as of December 31, 2002, 2001 and 2000, respectively. The Company offers Bally-branded and third-party nutritional supplements in its retail store locations and through direct sales to members. Retail and nutritional product inventory is carried at the lower of cost or market value. Sales of multiple-session personal training packages are deferred and recognized as personal training services are performed.

       The Company also offers a number of new membership programs, which include Bally-branded nutritional supplements and personal training services. The value of products and services revenue included in new membership programs is determined based on the retail value of such products and services, and is

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Consolidated Financial Statements – (continued)
(All dollar amounts in thousands, except share data)

recognized upon delivery to new members as “products and services” revenue in the accompanying consolidated statement of income.

Stock-based compensation

       The Company has stock-based employee compensation plans which are described more fully in the Stock plans note to the consolidated financial statements. The Company has elected to account for stock-based compensation by applying Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), because the alternative fair value accounting provided for under Statements of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), requires use of option valuation models that were not developed for use in valuing stock options. Under APB No. 25, because the exercise price of the Company’s stock options equals the market price of the Common Stock on the date of grant, no compensation expense is recognized.

Earnings per common share

       Basic earnings per common share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during each year, which totaled 32,163,019 shares, 27,744,046 shares and 23,858,486 shares for 2002, 2001 and 2000, respectively. Diluted earnings per common share is computed by dividing net income by the weighted-average number of shares of common stock and common stock equivalents outstanding during each year, which totaled 32,985,731 shares, 29,848,200 shares and 27,652,037 shares for 2002, 2001 and 2000, respectively. Common stock equivalents represent the dilutive effect of the assumed exercise of outstanding warrants and stock options. Common stock equivalents increased the weighted-average number of shares outstanding for diluted earnings per common share by 822,712 shares, 2,104,154 shares and 3,793,551 shares for 2002, 2001 and 2000, respectively. Options outstanding to purchase 3,049,375 shares, 1,416,300 shares and 1,446,218 shares of common stock at December 31, 2002, 2001, and 2000, respectively, were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market prices of the Company’s common shares. The range of exercise prices per share for these options was between $12.00 and $36.00, $21.38 and $36.00, and $26.25 and $36.00 at December 31, 2002, 2001, and 2000, respectively.

New accounting pronouncements

       In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (SFAS No. 143). SFAS No. 143 addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets. It requires that we recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are then capitalized as part of the carrying amount of the long-lived asset. The Company will adopt SFAS No. 143 during its first quarter of fiscal 2003. We do not anticipate that the adoption of this statement will have a material impact on our financial position, results of operations or cash flows.

       In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS No. 146). SFAS No. 146 addresses the accounting and reporting for costs associated with restructuring activities. This new standard changes the timing of the recognition of restructuring charges. Liabilities for restructuring costs will be required to be recognized when the liability is incurred rather than when we commit to the plan. SFAS No. 146 is effective for restructuring activity initiated after December 31, 2002. We do not anticipate that the adoption of this statement will have a material impact on our financial position, results of operations or cash flows.

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Consolidated Financial Statements – (continued)
(All dollar amounts in thousands, except share data)

Goodwill, trademarks and intangible assets

       Prior to the implementation in the first quarter of 2002 of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), goodwill had been amortized on the straight-line method over periods ranging up to 40 years from dates of acquisition. Amounts assigned to acquired operating lease rights, are being amortized on the straight-line method over the remaining lease periods (six to 20 years). Also in 2000, we purchased certain marks, including the “Bally Total Fitness” service mark, from their owner. Prior to this purchase, the marks were used pursuant to a long-term trademark license agreement. At December 31, 2002, these trademarks had a net book value of $6,969. Prior to the implementation of SFAS No. 142 the Company annually evaluated whether the carrying value of goodwill warranted revision, generally considering expectations of future profitability and cash flows (undiscounted and without interest charges) on a consolidated basis. No revisions have been recorded. As a result of the adoption of SFAS No. 142 the Company ceased amortization of goodwill and indefinite lived trademarks in 2002 in accordance with the provisions of this standard. Upon adoption, the Company determined that the value of recorded goodwill was not impaired. Based on the decline in the Company’s common stock price below book value per share, the Company performed an assessment of business valuation and concluded that no impairment of goodwill has occurred based on current projections of future cash flows. The following table presents prior year net income and earnings per share adjusted to add back goodwill and trademark amortization:

                                                                Year ended 2001
                                             ----------------------------------
                                                             Earnings per share
                                                         ----------------------
                                             Net income    Basic       Diluted
                                             ----------  ----------  ----------

As reported                                  $   80,707  $     2.91  $     2.70
Add back: amortization                            7,632        0.27        0.26
                                             ----------  ----------  ----------
As adjusted                                  $   88,339  $     3.18  $     2.96
                                             ==========  ==========  ==========

                                                                Year ended 2000
                                             ----------------------------------
                                                             Earnings per share
                                                         ----------------------
                                             Net income    Basic       Diluted
                                             ----------  ----------  ----------
As reported                                  $   78,610  $     3.29  $     2.84
Add back: amortization                            7,051        0.30        0.26
                                             ----------  ----------  ----------
As adjusted                                  $   85,661  $     3.59  $     3.10
                                             ==========  ==========  ==========

Acquisitions

       In April 2002, we completed the acquisition of Planet Fitness, a fitness chain in the New England area. The purchase price of approximately $12,200 included $3,350 in cash, $2,900 in assumed debt and approximately 383,000 shares of the Company’s common stock. The portion of the purchase price allocated to goodwill was $11,521. On December 31, 2001, we acquired Crunch Fitness, a privately held operator of 19 fitness centers located in New York City, Atlanta, Chicago, San Francisco, Los Angeles and Miami. The purchase price of approximately $90,000 included $23,500 in cash, $3,862 in assumed debt and approximately three million shares of the Company’s common stock. The portion of the purchase price allocated to goodwill totaled approximately $89,000. On an unaudited proforma basis, excluding goodwill amortization, Crunch had 2001 net revenues of approximately $74,400 and operating income of approximately $10,100. During 2000, we acquired 13 fitness centers in the Portland, Oregon area, three fitness centers in the San Diego, California area and one fitness center in Pittsburgh, Pennsylvania.

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Consolidated Financial Statements – (continued)
(All dollar amounts in thousands, except share data)

Special charges

       In connection with intentions to seek alternatives for the financing portion of our business model, management undertook a study to determine the net realizable values of recent years’ sales activity and membership installment contracts receivable on an accelerated monetization basis. Previously, the method for estimating the adequacy of balance sheet reserves did not assume an accelerated monetization scenario. Given that the receivables portfolio may be substantially monetized during the next 12 to 18 months, strengthening of our membership receivable reserves was warranted and a pretax non-cash charge of $55,000 which was netted against net revenues has been provided in the fourth quarter of 2002.

       A fourth quarter 2002 special charge of $7,330 was recorded to provide for amounts related to a separation agreement entered into when our former CEO retired. Also in the fourth quarter, we recorded a $3,400 write down of inventory to recognize inventory shortages discovered upon installation of a more sophisticated in-club computer system. During the third quarter of 2002, we recorded a special charge of $6,500 to settle a class action lawsuit arising in the early 1990’s. In the first quarter of 2002, we reduced our tax valuation allowance against net operating losses realized in prior periods by $4,000. This adjustment decreased the income tax provision, increasing net income.

       In the third quarter of 2001, we recorded $6,700 of special charges of which $4,200 was principally related to cancelled or reformatted marketing events and other direct or indirect costs from disruptions and shutdowns of various club operations and programs resulting from the September 11th tragedies. Special charges also included a one-time markdown of retail apparel in connection with management’s strategic repositioning of in-club retail stores, adding juice bars to replace slow moving, lower margin fashion apparel.

       In the fourth quarter of 2000, a non-cash charge of $6,500 was recorded for the write off of third-party internet investments.

Installment contracts receivable

                                                             2002          2001
                                                       ----------    ----------
 Current:
  Installment contracts receivable                     $  404,707    $  366,981
  Unearned finance charges                                (36,015)      (44,898)
  Allowance for doubtful receivables
    and cancellations                                     (97,161)      (67,671)
                                                       ----------    ----------
                                                       $  271,531    $  254,412
                                                       ==========    ==========
Long-term:
  Installment contracts receivable                     $  343,749    $  358,115
  Unearned finance charges                                (22,396)      (21,675)
  Allowance for doubtful receivables
    and cancellations                                     (70,279)      (62,833)
                                                       ----------    ----------
                                                       $  251,074    $  273,607
                                                       ==========    ==========

       The carrying amount of installment contracts receivable at December 31, 2002 and 2001 approximates fair value based on discounted cash flow analyses, using interest rates in effect at the end of each year comparable to similar consumer financing contracts. Installment contracts receivable are generally written-off after 90 days for members who do not make a first payment and after 180 days for other account delinquencies. The Company completed one bulk sale of its membership receivable portfolio in 2002 and two bulk sales in 2001. These sales, to a major financial institution at net book value, consisted of a random cross-section of the Company’s membership receivable portfolio and yielded initial proceeds of $23,345 and $105,000 in 2002 and 2001, respectively. The Company services the sold accounts and remits collections to the financial institution less a servicing fee. The Company has retained in its installment contracts receivable balance at December 31, 2002 and 2001, amounts by which the sold portion of the portfolio exceeded the advance rate proceeds, which includes the value of future accounts to be written-off, related allowances and expected additional sales proceeds.

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Consolidated Financial Statements – (continued)
(All dollar amounts in thousands, except share data)

Other current assets

                                                             2002          2001
                                                       ----------    ----------

Dues receivable                                        $   42,171    $   42,785
Inventory                                                  12,967        17,161
Other                                                      37,626        39,152
                                                       ----------    ----------
                                                       $   92,764    $   99,098
                                                       ==========    ==========

Accrued liabilities

                                                             2002          2001
                                                       ----------    ----------

Payroll and benefit-related liabilities                $   32,526    $   27,408
Interest                                                    7,092         6,274
Taxes other than income taxes                               5,187         7,668
Other                                                      42,878        33,959
                                                       ----------    ----------
                                                       $   87,683    $   75,309
                                                       ==========    ==========

Long-term debt

                                                             2002          2001
                                                       ----------    ----------
Nonsubordinated:
  Securitization, Series 2001-1                        $  155,000    $   50,000
  Securitization, Series 1996-1                                          74,581
  Term loan, due 2004                                     132,910       134,750
  Revolving credit facility                                49,500        18,000
  Capital lease obligations                                35,548        34,044
  Other secured and unsecured obligations                  54,602        54,771
Subordinated:
  9 7/8% Series B Senior Subordinated Notes due 2007          236           236
  9 7/8% Series D Senior Subordinated Notes due 2007,
    less unamortized discount of $807 and $976            298,958       298,789
                                                       ----------    ----------
Total long-term debt                                      726,754       665,171
                                                       ----------    ----------

Current maturities of long-term debt                      (28,904)      (25,302)
                                                       ----------    ----------

Long-term debt, less current maturities                $  697,850    $  639,869
                                                       ==========    ==========

       In December 2001, the Company amended its three-year bank credit facility, increasing the aggregate amount available to $225,000, consisting of a three-year, $135,000 term loan due November 2004 and a $90,000 three-year revolving credit facility maturing November 2004. The amount available under the revolving credit facility is reduced by any outstanding letters of credit, which cannot exceed $30,000. At December 31, 2002, $49,500 had been drawn on the revolving credit facility and outstanding letters of credit totaled $4,610. The rate of interest on borrowings is at the Company’s option, generally based upon either the agent bank’s prime rate plus 1.75% or a Eurodollar rate plus 2.75% for the revolving credit facility and the agent bank’s prime rate plus 2.50% or a Eurodollar rate plus 3.50% for the term loan. A fee of 1.75% on outstanding letters of credit is payable quarterly. A commitment fee of one-half of 1% is payable quarterly on the unused portion of the revolving credit facility. The credit facility is secured by substantially all real and personal property (excluding installment

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Consolidated Financial Statements – (continued)
(All dollar amounts in thousands, except share data)

contracts receivable) of the Company. The term loan is repayable in quarterly installments of $460, which commenced March 31, 2002 and the final balance becomes due in November 2004.

       In December 1996, the Company refinanced its securitization facility by completing a private placement of asset-backed securities (the “Securitization”) pursuant to the H&T Master Trust (the “Trust”). The Trust includes a portfolio of substantially all of the Company’s installment contracts receivable from membership sales and the proceeds thereof.

       The amortization of Series 1996-1 commenced in August 2001, and the Series 1996-1 was repaid in full in August 2002. In November 2001, the Company established a $155,000 floating rate accounts receivable-backed revolving facility (the “Series 2001-1”), under the Trust to refinance the Series 1996-1 securitization. As of December 31, 2002, the revolving balance under the Series 2001-1 certificates was $155,000. The Series 2001-1 certificates bear interest (1.41% at December 31, 2002) at a floating commercial paper rate capped at 8.50% pursuant to an interest rate cap agreement. An administrative fee of 1.00% and a program fee of .75% on the outstanding certificate amount is payable monthly. A commitment fee of .50% of the total commitment, reduced by the outstanding certificate amount is also payable monthly. Through November 2003, the principal amount of the Series 2001-1 floating certificates is variable, and collections of installment contracts receivable flow through to the Company in exchange for the securitization of additional installment contracts receivable, except that collections are first used to fund interest requirements. The amortization period commences in December 2003, after which collections of installment contracts receivable will be used first to fund interest requirements and then to repay principal on the certificates. The amortization period ends upon the earlier to occur of the certificates being repaid in full or January 2007.

       The Company leases certain equipment under capital leases expiring in periods ranging from one to five years. Included in “Property and equipment” at December 31, 2002 and 2001 were assets under capital leases of $46,740 and $43,016, respectively, net of accumulated amortization of $31,043 and $22,198, respectively.

       In December 1998, the Company, through a private placement, issued $75,000 aggregate principal amount of 9 7/8% Series C Senior Subordinated Notes due 2007 (the “Series C Notes”) at a discount to yield an interest rate of 10.2%. The Series C Notes were pari passu with the $225,000 Series B Notes issued in 1997. In June 1999, the Company exchanged the Series B and Series C Notes for a like principal amount of 9 7/8% Series D Senior Subordinated Notes due 2007 (the “Series D Notes”). The terms of the Series D Notes are substantially identical to the terms of the Series B and Series C Notes. The Series D Notes are not subject to any sinking fund requirement but may be redeemed beginning in October 2002, in whole or in part, with premiums ranging from 4.9% in December 2002 to zero in 2005 and thereafter. The payment of the Series D and the Series B Notes not exchanged is subordinated to the payment in full of all senior indebtedness of the Company, as defined (approximately $425,000 at December 31, 2002).

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

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Consolidated Financial Statements – (continued)
(All dollar amounts in thousands, except share data)

       Maturities of long-term debt and future minimum payments under capital leases, together with the present value of future minimum rentals as of December 31, 2002, are as follows:

                                              Long-term     Capital
                                                   debt      leases       Total
                                             ----------  ----------  ----------

2003                                         $   17,607  $   14,205  $   31,812
2004                                            350,890      10,965     361,855
2005                                              6,867       7,502      14,369
2006                                              4,430       3,212       7,642
2007                                            308,266       1,687     309,953
Thereafter                                        3,146      10,697      13,843
                                             ----------  ----------  ----------
                                                691,206      48,268     739,474
Less amount representing interest                           (12,720)    (12,720)
                                             ----------  ----------  ----------
                                             $  691,206  $   35,548  $  726,754
                                             ==========  ==========  ==========

       The fair value of the Company’s long-term debt at December 31, 2002 and 2001 approximates its carrying amount except for the Company’s subordinated debt, which had a fair market value (based on quoted market prices) of $269,640 and $305,000 at December 31, 2002 and 2001, respectively. The fair values are not necessarily indicative of the amounts the Company could acquire the debt for in a purchase or redemption.

Income taxes

       The income tax benefit applicable to income (loss) before income taxes consists of the following:

                                                   2002        2001        2000
                                             ----------  ----------  ----------

Current:
  Federal                                    $   (2,008) $    2,008  $      266
  State and other                                 1,578       1,250       1,000
Deferred                                            817      22,618      22,438
Reversal of valuation allowance                  (4,904)    (39,626)    (42,704)
                                             ----------  ----------  ----------
                                             $   (4,517) $  (13,750) $  (19,000)
                                             ==========  ==========  ==========

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Consolidated Financial Statements – (continued)
(All dollar amounts in thousands, except share data)

       Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial accounting and income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2002 and 2001, along with their classification, are as follows:

                                             2002                       2001
                                   -------------------------  -------------------------
                                        Assets   Liabilities       Assets   Liabilities
                                   -----------   -----------  -----------   -----------

Installment contract revenues      $             $    58,872  $             $    53,637
Amounts not yet deducted for tax
  purposes:
    Bad debts                           72,004                     48,543
    Other                               19,816                     12,050
Amounts not yet deducted for book
  purposes:
    Deferred membership
      origination costs                               48,951                     46,701
    Depreciation and
      capitalized costs                  1,897                      1,500
    Other, net                                        26,915                     18,220
Tax loss carryforwards                 174,512                    176,186
                                   -----------   -----------  -----------   -----------
                                       268,229   $   134,738      238,279   $   118,558
                                                 ===========                ===========
Valuation allowance                    (81,480)                   (75,963)
                                   -----------                -----------
                                   $   186,749                $   162,316
                                   ===========                ===========

Current                            $    35,827   $    65,130  $    17,625   $    49,971
Long-term                              150,922        69,608      144,691        68,587
                                   -----------   -----------  -----------   -----------
                                   $   186,749   $   134,738  $   162,316   $   118,558
                                   ===========   ===========  ===========   ===========

       At December 31, 2002, estimated federal Alternative Minimum Tax (“AMT”) credits and tax loss carryforwards of $3,289 and $362,267, respectively, have been recorded by the Company. The AMT credits can be carried forward indefinitely, while the tax loss carryfowards expire beginning in 2011 through 2021. In addition, the Company has substantial state tax loss carryforwards which began to expire in 2002 and fully expire through 2022. Based upon the Company’s past performance and the expiration dates of its carryfowards, the ultimate realization of all of the Company’s deferred tax assets cannot be assured. Accordingly, a valuation allowance has been recorded to reduce deferred tax assets to a level which, more likely than not, will be realized.

       In accordance with Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes, the Company reviewed the likelihood of realizing the future benefits of tax loss carryforwards. Based on consistent and growing profitability, before special charges, over the past five years and reasonably expected continuation of these trends, the Company reduced its tax valuation allowance against net operating losses realized in prior periods by $4,000 and $19,000 during 2002 and 2001, respectively. The adjustment in 2002 decreased the income tax provision by $4,000, increasing net income. The adjustment in 2001 decreased the income tax provision by $15,000, increasing net income, and increased paid-in-capital by $4,000. The increase to paid-in-capital was for the tax benefit associated with the Company’s stock option and stock purchase plans. The Company will continue to review and evaluate the remaining valuation allowance periodically.

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Consolidated Financial Statements – (continued)
(All dollar amounts in thousands, except share data)

       A reconciliation of the income tax benefit with amounts determined by applying the U.S. statutory tax rate to income (loss) before income taxes is as follows:

                                                   2002        2001        2000
                                             ----------  ----------  ----------
Provision (benefit) at U.S. statutory
  tax rate (35%)                             $     (346) $   23,435  $   20,863
Add (deduct):
  Benefit for change in valuation
    allowance                                    (4,904)    (39,626)    (42,704)
  State income taxes, net of related
    federal income tax effect and
    valuation allowance                           1,037         813         822
  Amortization of cost in excess of
    acquired assets                                           2,168       1,953
  Other, net                                       (304)       (540)         66
                                             ----------  ----------  ----------
Income tax benefit                           $   (4,517) $  (13,750) $  (19,000)
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

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Consolidated Financial Statements – (continued)
(All dollar amounts in thousands, except share data)

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

       At December 31, 2002, 7,473,158 shares of Common Stock were reserved for future issuance (735,701 shares in connection with outstanding warrants and 6,737,457 shares in connection with certain stock plans).

Warrants and stock transactions

       In July 1997, in connection with a $7,500 bridge loan provided to the Company by an affiliate of an underwriter of the August 1997 public offering of Common Stock, the Company issued warrants entitling the affiliate to acquire 250,000 shares of Common Stock at an exercise price of $10.05 per share. During 2002, these warrants were exercised, with net proceeds to the Company of approximately $2,500.

       The Company issued warrants in 1996, which as of December 31, 2002, were held by the former Chairman of the Board of Directors, President and Chief Executive Officer of the Company, entitling him to acquire 735,701 shares of Common Stock at an exercise price of $5.26 per share, subject to reduction of the exercise price by a maximum of $1.00 per share based on the closing price of Common Stock on the day immediately prior to exercise of the warrant. The warrants expire December 31, 2007.

       In 2001, the Company sold 2,238,821 shares of common stock to the public, and the Estate of Arthur M. Goldberg, the former Chairman of the Company, exercised an outstanding warrant to purchase 2,207,104 shares of common stock which were sold to the public. The Company received net proceeds from these transactions of approximately $65,000, which was initially used to reduce bank debt and subsequently to fund a portion of capital expenditures.

Stock plans

       In January 1996, the Board of Directors of the Company adopted the 1996 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”). The Directors’ Plan provides for the grant of non-qualified stock options to non-employee directors of the Company.

       Initially, 100,000 shares of Common Stock were reserved for issuance under the Directors’ Plan and, at December 31, 2002, 30,000 shares of Common Stock were available for future grant under the Directors’ Plan. Stock options may not be granted under the Directors’ Plan after January 3, 2006.

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

       Also in January 1996, the Board of Directors of the Company adopted the 1996 Long-Term Incentive Plan (the “Incentive Plan”). The Incentive Plan provides for the grant of non-qualified stock options, incentive stock options and compensatory restricted stock awards (collectively “Awards”) to officers and key employees of

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Consolidated Financial Statements – (continued)
(All dollar amounts in thousands, except share data)

the Company. Initially, 2,100,000 shares of Common Stock were reserved for issuance under the Incentive Plan. In November 1997, June 1999, December 2000 and June 2002 the Incentive Plan was amended to increase the aggregate number of shares of Common Stock that may be granted under the Incentive Plan to an aggregate of 8,600,000 shares. At December 31, 2002, 2,803,979 shares of Common Stock were available for future grant under the Incentive Plan. Awards may not be granted under the Incentive Plan after January 3, 2006.

       Pursuant to the Incentive Plan, non-qualified stock options are generally granted with an exercise price equal to the fair market value of the Common Stock at the date of grant. Incentive stock options must be granted at not less than the fair market value of the Common Stock at the date of grant. Option grants become exercisable at the discretion of the Compensation Committee of the Board of Directors (the “Compensation Committee”), generally in three equal annual installments commencing one year from the date of grant. Option grants in 2002, 2001 and 2000 have 10-year terms.

       A summary of 2002, 2001 and 2000 stock option activity under the Directors’ Plan and Incentive Plan is as follows:

                                           Number
                                        of shares   Weighted-          Range of
                                      represented     average          exercise
                                       by options       price            prices
                                      -----------   ---------     -------------
Outstanding at December 31, 1999 -
  1,508,120 of which were exercisable   2,931,096     $ 17.97    $ 4.13 - 36.00

    Granted                               636,350       27.92     26.25 - 27.94
    Exercised                            (171,741)       9.15      4.13 - 18.50
    Forfeited                             (68,525)      25.24      4.13 - 36.00
                                        ---------
Outstanding at December 31, 2000 -
  1,996,650 of which were exercisable   3,327,180       20.18      4.13 - 36.00

    Granted                               691,375       20.24     20.20 - 25.30
    Exercised                            (201,567)       9.41      4.13 - 24.38
    Forfeited                            (135,160)      16.89      4.13 - 36.00
                                        ---------
Outstanding at December 31, 2001 -
  2,337,568 of which were exercisable   3,681,828       20.59      4.13 - 36.00

    Granted                               236,100       19.64     16.76 - 21.76
    Exercised                             (63,540)       7.69      4.13 - 18.50
    Forfeited                            (222,875)      25.08      4.13 - 36.00
                                        ---------
Outstanding at December 31, 2002 -
  2,788,843 of which are exercisable    3,631,513       20.48      4.13 - 36.00
                                        =========

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Consolidated Financial Statements – (continued)
(All dollar amounts in thousands, except share data)

       A summary as of December 31, 2002, of options outstanding and options exercisable is as follows:

                  Options outstanding                            Options exercisable
-----------------------------------------------------------  ---------------------------
                                  Weighted-
                                    average
                                  remaining       Weighted-                    Weighted-
       Range of       Shares    contractual         average       Shares         average
exercise prices  outstanding   life (years)  exercise price  exercisable  exercise price
---------------  -----------   ------------  --------------  -----------  --------------

$  4.13 -  5.13      582,138           3.3      $    4.40       582,138      $     4.40
  12.00 - 18.50    1,004,047           5.6          17.46       904,047           17.54
  20.20 - 29.00    1,453,378           8.2          23.87       710,708           25.31
  32.94 - 36.00      591,950           6.6          33.10       591,950           33.10
---------------   ----------                                  ---------
$  4.13 - 36.00    3,631,513           6.4          20.48     2,788,843           20.08
===============   ==========                                  =========

       The Company has elected to follow APB No. 25 and related Interpretations in accounting for its stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123 requires use of option valuation models that were not developed for use in valuing stock options. Under APB No. 25, because the exercise price of the Company’s stock options equals the market price of the Common Stock on the date of grant, no compensation expense is recognized.

       Had compensation cost been determined for the Company’s stock option portion of the plans based on the fair value at the grant dates for awards under those plans consistent with the alternative method set forth under SFAS No. 123, the Company’s pro forma net income (loss) would be:

                                                   2002        2001        2000
                                             ----------  ----------  ----------
Net income, before stock-based compensation
  expense                                    $    4,454  $   80,707  $   78,610
    Stock-based compensation expense               (926)
                                             ----------  ----------  ----------
Net income, as reported                           3,528      80,707      78,610
  Less: stock-based compensation expense
  determined under fair value based method       (5,357)     (5,328)     (4,634)
                                             ----------  ----------  ----------
Pro forma net income (loss)                  $   (1,829) $   75,379  $   73,976
                                             ==========  ==========  ==========
Basic earnings (loss) per common share
  As reported                                $     0.11  $     2.91  $     3.29
  Pro forma                                       (0.06)       2.72        3.10
Diluted earnings (loss) per common share
  As reported                                      0.11        2.70        2.84
  Pro forma                                       (0.06)       2.53        2.68
Weighted-average fair value of options
  granted                                          9.93       10.46       12.80

       The fair value for the stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2002, 2001 and 2000: risk-free interest rate of 2.63%, 4.58% and 5.07%, respectively; no dividend yield; volatility factor of the expected market price of the common stock of 0.575, 0.543 and 0.445, respectively; and a weighted-average expected life of the options of five years.

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Consolidated Financial Statements – (continued)
(All dollar amounts in thousands, except share data)

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

       In 2002, 2001 and 2000, the Compensation Committee awarded 135,000 shares, 355,000 shares and 125,000 shares, respectively, of restricted Common Stock to certain key executives of the Company. These shares were issued in the employee’s name and are held by the Company until the restrictions lapse. The restrictions on these shares lapse upon a change in control of the Company, the employee’s death, termination of employment due to disability or the first date prior to December 31, 2005 which follows seven consecutive trading days on which the trading price equals or exceeds the targeted stock price of $42 per share. Upon the retirement of our former CEO in December 2002, we recognized $926 of compensation expense relating to the conversion of 135,000 shares of restricted stock at a market price of $6.87 per share. Unearned compensation of $25,509 is included in stockholders’ equity for the remaining unvested shares.

       In November 1997, the Board of Directors of the Company adopted the Bally Total Fitness Holding Corporation Employee Stock Purchase Plan (the “Stock Purchase Plan”). The Stock Purchase Plan provides for the purchase of Common Stock by eligible employees (as defined) electing to participate in the plan. The stock can generally be purchased semi-annually at a price equal to the lesser of: (i) 95% of the fair market value of the Common Stock on the date when a particular offering commences or (ii) 95% of the fair market value of the Common Stock on the date when a particular offering expires. For each offering made under the Stock Purchase Plan, each eligible employee electing to participate in the Stock Purchase Plan will automatically be granted shares of Common Stock equal to the number of full shares which may be purchased from the employee’s elected payroll deduction, with a maximum payroll deduction equal to 10% of eligible compensation, as defined. The first offering under the Stock Purchase Plan commenced on January 1, 1998 and expired on March 31, 1998. Thereafter, offerings commence on each April 1 and October 1 and expire on the following September 30 and March 31, respectively, until the Stock Purchase Plan is terminated or no additional shares are available for purchase. In December 2002, an additional 250,000 shares were reserved for future issuance. At December 31, 2002, 271,965 shares of Common Stock were available for future purchases under the Stock Purchase Plan. Pursuant to APB No. 25, no expense was recorded by the Company in connection with this plan.

Savings plans

       The Company sponsors several defined contribution plans that provide retirement benefits for certain full-time employees. Eligible employees may elect to participate by contributing a percentage of their pre-tax earnings to the plans. Employee contributions to the plans, up to certain limits, are matched in various percentages by the Company. The Company’s matching contributions related to the plans totaled $1,602, $1,631 and $1,579 for 2002, 2001 and 2000, respectively.

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Consolidated Financial Statements – (continued)
(All dollar amounts in thousands, except share data)

Commitments and Contingencies

Operating leases

       The Company leases various fitness center facilities, office facilities, and equipment under operating leases expiring in periods ranging from one to 25 years, excluding optional renewal periods. Certain leases contain contingent rental provisions generally related to cost-of-living criteria or revenues of the respective fitness centers. Rent expense under operating leases was $129,249, $114,092 and $107,917 for 2002, 2001 and 2000, respectively.

       Minimum future rent payments under long-term noncancellable operating leases in effect as of December 31, 2002, exclusive of taxes, insurance, other expenses payable directly by the Company and contingent rent, are $136,767, $138,513, $134,803, $126,521 and $113,484 for 2003 through 2007, respectively, and $568,176 thereafter.

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

Other

       The Company guarantees the lease on one fitness center, as part of a joint venture with Holmes Place, Plc. The lease has a 15 year term which began in May 2002, with current annual rental (subject to escalation) of $600.

Index

BALLY TOTAL FITNESS HOLDING CORPORATION
Quarterly Consolidated Financial Information (unaudited)

                                                 Quarter ended
                        --------------------------------------------------------------
                              March 31         June 30    September 30     December 31
                        --------------  --------------  --------------  --------------
                          2002    2001    2002    2001    2002    2001    2002    2001
                        ------  ------  ------  ------  ------  ------  ------  ------
                                     (In millions, except per share data)

Net revenues            $240.4  $280.3  $246.4  $281.3  $243.1  $209.9  $183.2  $211.8

Operating income (loss)   16.8    34.7    17.2    34.1     7.0     9.4   (53.7)   14.8

Net income (loss)         19.4    18.6    16.1    19.2     7.2    26.5   (39.2)   16.3

Basic earnings (loss)
  per common share      $ 0.61  $  .75  $ 0.50  $  .67  $ 0.22  $  .92  $(1.21) $  .57
Diluted earnings (loss)
  per common share      $ 0.59  $  .65  $ 0.48  $  .63  $ 0.22  $  .88  $(1.21) $  .54

  In the fourth quarter of 2002, we recorded a pretax non-cash charge of $55 million ($1.29 per diluted share), which was netted against net revenues to strengthen our installment contracts receivable reserves. Upon the retirement of our former CEO in December 2002, a fourth quarter 2002 special charge of $7.3 million ($.17 per diluted share) was recorded to provide for amounts due pursuant to a separation agreement. Also in the fourth quarter, we recorded a $3.4 ($.08 per diluted share) million write down of inventory to recognize inventory shortages discovered upon installation of a more sophisticated in-club computer system. During the third quarter of 2002, we recorded a special charge of $6.5 million ($.15 per diluted share) to settle a class action lawsuit arising in the early 1990’s. In the first quarter of 2002, we reduced our tax valuation allowance against net operating losses realized in prior periods by $4 million. This adjustment decreased the income tax provision, increasing net income.

  In the third quarter of 2001, the Company recorded a net benefit of special items of $8.3 million ($.27 per diluted share) to record special charges primarily related to the September 11th tragedy and a one-time markdown of retail apparel, offset by a reduction of a tax valuation allowance as a result of continued improved operating results and trends.

  The Company’s operations are subject to seasonal factors.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Item 9 is inapplicable.

PART III

Part III (except for certain information relating to Executive Officers included in Part I, and information relating to controls and procedures set forth in Item 14 below) is omitted. The Company intends to file with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended December 31, 2002 a definitive proxy statement containing such information pursuant to Regulation 14A of the Securities Exchange Act of 1934, and such information shall be deemed to be incorporated herein by reference from the date of filing such document.

ITEM 14.	CONTROLS AND PROCEDURES

       Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-K, the Company’s Chief Executive Officer and President and Chief Financial Officer believe the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) are effective in timely alerting the Company’s management to material information required to be included in this Form 10-K and other Exchange Act filings.

       There were no significant changes in the Company’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no significant deficiencies or material weaknesses that required corrective actions.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

All other schedules specified under Regulation S-X for the Company are omitted because they are either not applicable or not required under the instructions or because the information required is already set forth in the consolidated financial statements or related notes thereto.

(a) 3.	Index to Exhibits

*3.1	Restated Certificate of Incorporation of the Company (filed as an exhibit to the Company’s registration statement on Form S-1 filed January 3, 1996, registration no. 33-99844).

*3.2	Amended and Restated By-Laws of the Company (filed as an exhibit to the Company’s registration statement on Form S-1 filed January 3, 1996, registration no. 33-99844).

*4.1	Registration Statement on Form 8-A/A dated January 3, 1996 (file no. 0-27478).

*4.2	Form of Rights Agreement dated as of January 5, 1996 between the Company and LaSalle National Bank (filed as an exhibit to the Company’s registration statement on Form S-1 filed January 3, 1996, registration no. 33-99844).

*4.3	Indenture dated as of October 7, 1997 between the Company and First Trust National Association, as Trustee, including the form of Old Note and form of New Note (filed as an exhibit to the Company’s registration statement on Form S-4 filed October 31, 1997, registration no. 333-39195).

*4.4	Warrant Agreement dated as of December 29, 1995 between Bally Entertainment Corporation and the Company (filed as an exhibit to the Company’s registration statement on Form S-1 filed January 3, 1996, registration no. 33-99844).

*4.5	Registration Rights Agreement dated as of December 29, 1995 between Bally Entertainment Corporation and the Company (filed as an exhibit to the Company’s registration statement on Form S-1 filed January 3, 1996, registration no. 33-99844).

*4.6	Indenture dated as of December 16, 1998 between the Company and U.S. Bank Trust National Association, as Trustee, including the form of Series C Notes and form of Series D Notes (filed as an exhibit to the Company’s Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 1998).

*4.7	Registration Rights Agreement dated as of December 16, 1998 among the Company and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Jefferies & Company, Inc. (filed as an exhibit to the Company’s Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 1998).

*4.8	Amended Rights Agreement effective as of July 15, 1999 between the Company and LaSalle National Bank (filed as an exhibit to the Company’s Form 8-K, file no. 0-27478, dated July 15, 1999).

*10.1	Guarantee and Collateral Agreement dated as of November 18, 1997 made by the Company and certain of its subsidiaries in favor of The Chase Manhattan Bank, as Collateral Agent (filed as an exhibit to the Company’s registration statement on Form S-4 filed December 11, 1997, registration no. 333-39195).

*10.2	Amended and Restated Pooling and Servicing Agreement dated as of December 16, 1996 among H & T Receivable Funding Corporation, as Transferor, Bally Total Fitness Corporation, as Servicer and Texas Commerce Bank National Association, as Trustee (filed as an exhibit to the Company’s Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 1996).

*10.3	Series 1996-1 Supplement dated as of December 16, 1996 to the Pooling and Servicing Agreement dated as of December 16, 1996 among H & T Receivable Funding Corporation, as Transferor, Bally Total Fitness Corporation, as Servicer and Texas Commerce Bank National Association, as Trustee (filed as an exhibit to the Company’s Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 1996).

*10.4	Amended and Restated Back-up Servicing Agreement dated as of December 16, 1996 among H & T Receivable Funding Corporation, as Transferor, Bally Total Fitness Corporation, as Servicer and Texas Commerce Bank National Association, as Trustee (filed as an exhibit to the Company’s Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 1996).

*10.5	Tax Sharing Agreement dated as of April 6, 1983 between the Company and Bally Entertainment Corporation (filed as an exhibit to the Company’s registration statement on Form S-1 filed January 15, 1993, registration no. 33-52868).

*10.6	Tax Allocation and Indemnity Agreement dated as of January 9, 1996 between Bally Entertainment Corporation and the Company (filed as an exhibit to the Company’s Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 1995).

*10.7	First Amendment dated as of May 20, 1996 to the Tax Allocation and Indemnity Agreement dated as of January 9, 1996 between Bally Entertainment Corporation and the Company (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q, file no. 0-27478, for the quarter ended June 30, 1996).

*10.8	Transitional Services Agreement dated as of January 9, 1996 between Bally Entertainment Corporation and the Company (filed as an exhibit to the Company’s Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 1995).

*10.9	Asset Purchase Agreement dated as of December 29, 1995 between Bally Entertainment Corporation and Vertical Fitness and Racquet Club Ltd. (filed as an exhibit to the Company’s registration statement on Form S-1 filed January 3, 1996, registration no. 33-99844).

*10.10	Management Agreement dated as of January 9, 1996 between Bally Entertainment Corporation and the Company (filed as an exhibit to the Company’s Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 1995).

*10.11	The Company’s 1996 Non-Employee Directors’ Stock Option Plan (filed as an exhibit to the Company’s registration statement on Form S-1 filed January 3, 1996, registration no. 33-99844).

*10.12	The Company’s 1996 Long-Term Incentive Plan (filed as an exhibit to the Company’s registration statement on Form S-1 filed January 3, 1996, registration no. 33-99844).

*10.13	First Amendment dated as of November 21, 1997 to the Company’s 1996 Long-Term Incentive Plan (filed as an exhibit to the Company’s Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 1997).

*10.14	Second Amendment dated as of February 24, 1998 to the Company’s 1996 Long-Term Incentive Plan (filed as an exhibit to the Company’s Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 1997).

*10.15	The Company’s Management Retirement Savings Plan (filed as an exhibit to the Company’s Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 1995).

*10.16	First Amendment dated as of November 19, 1996 to the Company’s Management Retirement Savings Plan (filed as an exhibit to the Company’s Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 1996).

*10.17	Second Amendment dated as of February 24, 1998 to the Company’s Management Retirement Savings Plan (filed as an exhibit to the Company’s Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 1997).

*10.18	The Company’s 1997 Bonus Plan (filed as an exhibit to the Company’s Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 1997).

*10.19	First Amendment dated as of February 24, 1998 to the Company’s 1997 Bonus Plan (filed as an exhibit to the Company’s Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 1997).

*10.20	First Amendment dated as of April 27, 1999 to the Series 1996-1 Supplement to Amended and Restated Pooling and Servicing Agreement among H & T Receivable Funding Corporation, as Transferor, Bally Total Fitness Corporation, as Servicer, and Texas Commerce Bank National Association, as Trustee (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q, file no. 0-27478, for the quarter ended March 31, 1999).

*10.21	Series 2001-1 Supplement dated as of November 30, 2001 to the Amended and Restated Pooling and Servicing Agreement dated as of December 16, 1996 among H & T Receivable Funding Corporation, as Transferor, Bally Total Fitness Corporation, as Servicer and JPMorgan Chase Bank, as Trustee (filed as an exhibit to the Company’s Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 2001).

*10.22	Certificate Purchase Agreement dated as of November 30, 2001 among H & T Receivable Funding Corporation, as Transferor, Bally Total Fitness Corporation, as Servicer, various financial institutions as Conduit Purchasers and Canadian Imperial Bank of Commerce, as Managing and Administrative Agent (filed as an exhibit to the Company’s Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 2001).

*10.23	Amended and Restated Credit Agreement dated as of December 21, 2001 among the Company, several banks and financial institutions which are parties thereto and JPMorgan Chase Bank, as Agent (filed as an exhibit to the Company’s Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 2001).

*10.24	Separation Agreement for Lee S. Hillman dated as of December 10, 2002 (filed as an exhibit to the Company’s Current Report on Form 8-K, file no. 0-27478, dated December 11, 2002).

*10.25	Letter Agreement, dated March 19, 2003, between Bally Total Fitness Holding Corporation, SLS Management, LLC., and Scott L. Swid (filed as an exhibit to the Company’s Current Report on Form 8-K, file no. 0-27478, dated March 21, 2003).

*10.26	Letter Agreement, dated March 19, 2003, between Bally Total Fitness Holding Corporation and Martin E. Franklin (filed as an exhibit to the Company’s Current Report on Form 8-K, file no. 0-27478, dated March 21, 2003).

10.27	First Amendment dated as of December 23, 2002 to the Amended and Restated Credit Agreement among the Company, several banks and financial institutions which are parties thereto and JPMorgan Chase Bank, as Agent.

10.28	Employment Agreement effective as of January 1, 2003 between the Company and Paul A. Toback.

10.29	Employment Agreement effective as of January 1, 2003 between the Company and John W. Dwyer.

10.30	Employment Agreement effective as of January 1, 2003 between the Company and John H. Wildman.

10.31	Employment Agreement effective as of January 1, 2003 between the Company and William G. Fanelli.

10.32	Employment Agreement effective as of January 1, 2003 between the Company and Cary A. Gaan.

10.33	Employment Agreement effective as of January 1, 2003 between the Company and Harold Morgan.

21	List of subsidiaries of the Company.

23	Consent of Ernst & Young LLP.

99.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

*	Incorporated herein by reference as indicated.

(b)	Reports on Form 8-K

    On October 4, 2002, we filed a Current Report on Form 8-K attaching a press release to comment on our business outlook for the remainder of 2002.

    On October 15, 2002, we filed a Current Report on Form 8-K attaching a press release announcing the sale of a portion of our membership receivables portfolio.

    On November 12, 2002, we filed a Current Report on Form 8-K attaching a press release announcing our earnings for the quarter and nine months ended September 30, 2002.

    On December 11, 2002, we filed a Current Report on Form 8-K attaching a press release announcing the resignation of our Chairman, President and Chief Executive Officer, and the election of Paul A. Toback as President and Chief Executive Officer.

    On December 27, 2002, we filed a Current Report on Form 8-K attaching a press release announcing a technical amendment to our credit facility.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALLY TOTAL FITNESS HOLDING CORPORATION

Dated: March 28, 2003	By:	/s/ Paul A. Toback

Paul A. Toback
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. This report may be signed in multiple identical counterparts all of which, taken together, shall constitute a single document.

Dated: March 28, 2003	By:	/s/ Paul A. Toback

Paul A. Toback
President, Chief Executive Officer and Director
(principal executive officer)

Dated: March 28, 2003	By:	/s/ John W. Dwyer

John W. Dwyer
Executive Vice President, Chief Financial Officer and
Director
(prinicipal financial officer)

Dated: March 28, 2003	By:	/s/ Theodore P. Noncek

Theodore P. Noncek
Vice President, Controller
(principal accounting officer)

By:

Martin E. Franklin
Director

Dated: March 28, 2003	By:	/s/ J. Kenneth Looloian

J. Kenneth Looloian
Director

Dated: March 28, 2003	By:	/s/ James F. McAnally, M.D.

James F. McAnally, M.D.
Director

By:

Stephen C. Swid
Director

CERTIFICATIONS

Certification Pursuant to Rule 13a-14 and Rule 15d-14
Of the Securities Exchange Act of 1934

I, Paul A. Toback, certify that:

  I have reviewed this annual report on Form 10-K of Bally Total Fitness Holding Corporation (“Registrant”);

  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

  The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant, and we have:

    designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent function):

    all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

    any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

  The Registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	/s/ Paul A. Toback
Paul A. Toback
Chief Executive Officer, President and
Director

Certification Pursuant to Rule 13a-14 and Rule 15d-14
of the Securities Exchange Act of 1934

I, John W. Dwyer, certify that:

  I have reviewed this annual report on Form 10-K of Bally Total Fitness Holding Corporation (“Registrant”);

  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

  The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant, and we have:

    designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent function):

    all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

    any fraud, whether or not material, that involves management or other employees who b have a significant role in the Registrant’s internal controls; and

  The Registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	/s/ John W. Dwyer
John W. Dwyer
Executive Vice President, Chief Financial
Officer and Director

BALLY TOTAL FITNESS HOLDING CORPORATION
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
Year ended December 31, 2002, 2001 and 2000
                           Balance at                              Balance
                            beginning   Additions   Deductions      at end
Description                   of year      (a)         (b)         of year
-----------               -----------   ---------   ----------   ---------
                                          (In thousands)

2002
  Allowance for doubtful
   receivables and
   cancellations           $ 130,504    $ 384,308    $ 347,372   $ 167,440
                           =========    =========    =========   =========

2001
  Allowance for doubtful
   receivables and
   cancellations           $ 132,277    $ 335,628    $ 337,401   $ 130,504
                           =========    =========    =========   =========

2000
  Allowance for doubtful
   receivables and
   cancellations           $ 126,038    $ 337,076    $ 330,837   $ 132,277
                           =========    =========    =========   =========

Notes:

  Additions consist of charges to revenue, including $55 million reported as a special charge in 2002.

  Deductions include write-offs of uncollectible amounts, net of recoveries.

S-1