Form 10-K/A
period 2002-12-31
BALLY TOTAL FITNESS HOLDING CORP
filed 2003-04-29
CIK 770944

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

BALLY TOTAL FITNESS HOLDING CORPORATION
INTRODUCTORY NOTE

       The Annual Report on Form 10-K for Bally Total Fitness Holding Corporation (“Bally” or the “Company”), for the year ending December 31, 2002, filed on March 28, 2003 is hereby being amended to include Items 10, 11, 12 and 13, which were not part of the original filing. No other changes have been made to the Annual Report.

PART III

ITEM 10.   DIRECTORS OF THE REGISTRANT

                                                                       Director    Term
          Name              Age         Position with the Company       Since     Expires
------------------------  -------  ---------------------------------- ---------- ---------

Paul A. Toback               39    President, Chief Executive Officer    2003       2003
                                   and Director
John W. Dwyer                50    Executive Vice President, Chief       2001       2005
                                   Financial Officer and Director

Martin E. Franklin           38    Director                              2003       2003

J. Kenneth Looloian          80    Director                              1995       2005

James F. McAnally, M.D.      53    Director                              1995       2004

John W. Rogers, Jr.          45    Director                              2003       2004

Stephen C. Swid              62    Director                              2003       2005

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

       Martin E. Franklin has served as a Director since March 2003. Mr. Franklin is the Chairman and Chief Executive Officer of Jarden Corporation, a provider of niche consumer products used in the home. Mr. Franklin is also a principal and executive officer of a number of private investment entities, including Marlin Holdings, Inc. Mr. Franklin was the Chairman of the Board of Directors of Bolle´ Inc. from February 1997 until February 2000. Mr. Franklin has previously held positions as Chairman and Chief Executive Officer of Lumen Technologies, Inc. from May 1996 to December 1998, and Benson Eyecare Corporation from October 1992 to May 1996. Since January 2002, Mr. Franklin has served as the Chairman of the Board and a Director of Find/SVP, Inc.

       J. Kenneth Looloian has served as a Director since 1995. Mr. Looloian is a consultant to Di Giorgio Corporation and served as the Sr. Vice President, Chief Financial Officer of New Jersey Bell Telephone Company and Bellcore (now Telecordia Technologies) before his retirement.

       James F. McAnally, M.D. has served as a Director since 1995. Dr. McAnally is a private practitioner who specializes in hypertension and kidney disease. Dr. McAnally is also the Medical Director of Nephrology Services at Trinitas Hospital in Elizabeth, New Jersey and the Chief of Nephrology at Seton Hall University, School of Graduate Medical Education.

       John W. Rogers, Jr. has served as a Director since April 2003. Mr. Rogers is the Chairman and Chief Executive Officer of Ariel Capital Management, Inc. and also serves as a Director on the boards of Aon Corporation, Bank One Corporation, Exelon Corporation, GATX Corporation and Ariel Mutual Funds.

       Stephen C. Swid has served as a Director since March 2003. Mr. Swid is Chairman and Chief Executive Officer of SESAC, Inc., one of three performing rights organizations in the United States. Mr. Swid is also a General Partner of The Wall Street Trust, a hedge fund.

       On March 19, 2003, SLS Management, LLC, a Delaware limited liability company (“SLS Management”), its managing member, Scott L. Swid (“SLS”) and the Company reached an agreement regarding the Board and its By-Laws (the “Agreement”). Pursuant to the Agreement, the Board expanded the number of directors to seven, appointed Martin Franklin, Paul Toback, and Stephen Swid to fill vacancies on the Board and agreed to nominate and recommend Messrs. Franklin and Toback for re-election at the 2003 Annual Meeting of Stockholders of the Company (the “2003 Annual Meeting”). In addition, pursuant to the Agreement the Company amended its By-Laws to allow any two directors to call a special meeting of the Board and to require that only the stockholders of the Company can modify or amend the provision of the By-Laws relating to a special meeting of the Board. The Company also agreed not to increase membership of the Board beyond seven directors until at least the conclusion of the 2004 Annual Meeting of Stockholders of the Company (the “2004 Annual Meeting”) and not to appoint any person to fill an existing vacancy or nominate any person for election for a vacancy, in each case unless either Mr. Franklin or Mr. Swid vote in favor of such increase, appointment or nomination.

       Pursuant to the Agreement, SLS Management and SLS agreed to have their shares of common stock represented at the 2003 Annual Meeting and the 2004 Annual Meeting and to vote in favor of the slate of nominees selected by the Board. SLS Management and SLS also agreed not to participate in a proxy solicitation in respect of these annual meetings.

       As of the same date, the Company also entered into an agreement with Mr. Franklin in connection with his appointment as a director. Pursuant to this agreement, Mr. Franklin agreed through the 2006 Annual Meeting of Stockholders (i) not to become an officer of the Company, (ii) not to participate in a proxy solicitation or offer to acquire the Company or its assets and (iii) to have all shares of common stock he beneficially owns represented at the 2003 Annual Meeting and to be voted in favor of the election to the Board of himself and Mr. Toback and represented at the 2004 Annual Meeting and voted in favor of the slate of nominees selected by the Board.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

       Bally is required to identify any director, executive officer or beneficial owner of more than ten percent of the common stock, or any other person subject to Section 16 of the Exchange Act, that failed to file on a timely basis, as disclosed in their forms, reports required by Section 16(a) of the Exchange Act. Based on a review of forms submitted to us, we believe that during 2002 all such filing requirements were complied with by our directors and executive officers.

ITEM 11.   EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

       The following table sets forth, for each of the years indicated, the compensation paid by us to both our current and former Chief Executive Officers during 2002, and the four other most highly compensated executive officers of Bally as of December 31, 2002 (collectively, the “Named Executive Officers”). During these years, the Named Executive Officers were compensated in accordance with our plans and policies.

Summary Compensation Table
                                                                          Long-Term
                                                                      Compensation Awards
                                            Annual Compensation      ---------------------
                                     ------------------------------- Restricted
                                                        Other Annual   Stock    Securities  All Other
                                      Salary    Bonus   Compensation   Awards   Underlying Compensation
Name and Principal Position     Year    ($)    ($) (1)    ($) (2)      ($) (3)  Options(#)  ($)(4)(5)
------------------------------- ---- --------- -------- ------------ ---------- ---------- ------------

Paul A. Toback                  2002  298,308   300,000                                       14,915
  President, Chief Executive    2001  260,000   200,000                706,650    30,000      13,014
  Officer and Director          2000  260,000   190,000                749,700    20,000      12,596

John W. Dwyer                   2002  372,885   300,000                                       29,665
  Executive Vice President,     2001  325,000   275,000                706,650    30,000      33,500
  Chief Financial Officer and   2000  325,000   325,000                374,850    30,000      36,952
  Director

William G. Fanelli              2002  250,000   160,000                                       21,500
  Senior Vice President,        2001  250,000   160,000                403,800    20,000      21,750
  Finance                       2000  250,000   165,000                499,800    20,000      21,577

Cary A. Gaan                    2002  325,000   160,000                                        1,000
  Senior Vice President,        2001  325,000   130,000                302,850    10,000       1,000
  Secretary and General Counsel 2000  283,000   145,000                           20,000       1,000

John H. Wildman                 2002  250,000   165,000
  Senior Vice President,        2001  250,000   165,000                403,800    20,000
  Chief Operating Officer       2000  250,000   175,000                187,425    20,000

Lee S. Hillman                  2002  638,654                                              4,863,600
  Former Chairman, President    2001  550,000   300,000              1,211,400    60,000      50,000
  and Chief Executive Officer   2000  550,000   450,000                           50,000      60,000

  The 2002 bonus represents the bonus earned in 2002 and paid in March 2003. The 2001 bonus represents the bonus earned in 2001 and paid in March 2002. The 2000 bonus represents the bonus earned in 2000 and paid in March 2001.

  Certain incidental personal benefits to executive officers of Bally may result from expenses incurred by Bally in the interest of attracting and retaining qualified personnel. These incidental personal benefits made available to the Named Executive Officers during 2002 are not described herein because the incremental cost to Bally of such benefits is below the required disclosure threshold.

  In 2002, Mr. Hillman was awarded 75,000 shares of restricted stock. In 2001, the number of shares of restricted stock awarded to Messrs. Hillman, Toback, Dwyer, Fanelli, Gaan and Wildman was 60,000, 35,000, 35,000, 20,000, 15,000 and 20,000, respectively. In 2000, the number of shares of restricted stock awarded to Messrs. Toback, Dwyer, Fanelli and Wildman was 30,000, 15,000, 20,000 and 7,500, respectively. The value of such shares was determined by the closing price of the common stock at the date of grant, net of consideration paid by each recipient. These shares were issued in the recipient’s name and are held by Bally until the restrictions lapse. The restrictions on these shares lapse upon a change in control of Bally, the recipient’s death, termination of employment due to disability or the first date prior to December 31, 2005 which follows seven consecutive trading days on which the trading price equals or exceeds the targeted stock price of $42 per share. If the restrictions do not lapse prior to December 31, 2005, the shares will be forfeited to Bally.

  Represents amounts matched by Bally in connection with participation in Bally’s savings plans.

  In 2002, with regards to our former Chairman, President, and Chief Executive Officer, this amount includes current and future cash payments through 2004 pursuant to a separation agreement with the Company and $926,100 for vesting of restricted stock.

Employment Agreements

       Bally entered into employment agreements with Mr. Toback, Mr. Dwyer, Mr. Fanelli, Mr. Gaan, and Mr. Wildman effective as of January 1, 2003 for terms of three years through December 31, 2005. Commencing January 1, 2005, such employment period shall be extended each day by one day to create a new one-year term. At any time at or after January 1, 2005, either the Company or the executive may deliver notice to the other party that the employment period shall expire on the last day of the one-year period commencing on the date of delivery of such notice. The agreements provide for an annual base salary ($475,000 for Mr. Toback and Mr. Dwyer, $375,000 for Mr. Gaan, and $325,000 for Mr. Fanelli and Mr. Wildman), subject to increases at the discretion of Bally, and a bonus payable at the discretion of Bally. In the event of a change in control of Bally and the successor in control, without cause, terminates the agreement, or employment is constructively terminated, the executive will be paid a lump sum equal to a percentage of his annual target bonus for the year based on the number of days passed until the date of termination, plus two times the executive’s annual salary and target bonus. If it is determined that any payment, distribution or benefit received by the executive from the Company pursuant to his agreement or any stock award or option plan would result in the imposition of excise tax, the Company will pay the executive an additional amount related to the excise tax. Under these employment agreements, if a change in control of Bally had occurred on March 31, 2003 and the executive was subsequently asked to leave the employ of Bally, Mr. Toback and Mr. Dwyer would be entitled to a payment of $1,698,125, Mr. Gaan a payment of $1,171,875 and Mr. Fanelli and Mr. Wildman a payment of $1,015,625, plus a percentage of their target bonus based on the number of days worked up to their date of termination, excluding excise tax related payments, if any, referred to above. In addition, Mr. Gaan’s agreement allows him to voluntarily end his employment after December 31, 2003 and be paid a lump sum equal to his annual salary and target bonus plus a percentage of his annual target bonus for the year based on the number of days passed until the date of termination.

Management Retirement Savings Plan

       The board of directors has adopted the Bally Total Fitness Holding Corporation Management Retirement Savings Plan (the “Retirement Plan”). The Retirement Plan is a deferred compensation plan designed to permit a select group of management or highly compensated employees to enhance the security of themselves and their beneficiaries following retirement or other termination of their employment. The Retirement Plan is intended to be an unfunded “employee pension benefit plan” under the Employee Retirement Income Security Act of 1974, as amended, and is maintained by Bally. The Retirement Plan is not intended to be qualified under the Internal Revenue Code of 1986, as amended (the “Code”). The board of directors, in its sole discretion, designates those members of management or highly compensated employees who are eligible to participate in the Retirement Plan.

       The amount of compensation that may be deferred is presently limited pursuant to a schedule based upon the age of the participant at the beginning of or during the compensation year. For participants who are less than 50 years of age, a maximum of 25% of compensation may be deferred; for those who are 50 to 54 years of age, a maximum of 50% of compensation may be deferred; for those who are 55 to 59 years of age, a maximum of 75% of compensation may be deferred; and for those participants who are 60 years of age or older, a maximum of 100% of compensation may be deferred. During 2002, Bally provided a matching contribution of 50% of the first 10% of eligible compensation the participant deferred and 0% thereafter. Matching contributions are credited to a participant’s matching account and become vested as follows: after one but less than two Years of Deferral (as defined) they become 33 1/3% vested, after two but less than three Years of Deferral they become 66 2/3% vested, and after more than three Years of Deferral they become fully vested. For this purpose, a Year of Deferral is credited with respect to a matching contribution for each completed calendar year commencing after the calendar year for which the matching contribution was made. A participant who separates from service will receive his benefits under the Retirement Plan in a lump sum. As soon as possible (but not later than five business days) after a change in control of Bally (as defined), all of the participants’ accounts will become 100% vested.

       For 2002, Bally contributed $588,240 to the accounts of all participants in the Retirement Plan, of which $65,935 was allocated to the accounts of all executive officers of Bally as a group. Named Executive Officers receiving allocations are as follows: Mr. Toback, $14,915, Mr. Dwyer, $28,788 and Mr. Fanelli, $20,500.

2000 Bonus Plan

       In 2000, the Compensation Committee of the Board of Directors adopted the Bally Total Fitness Holding Corporation 2000 Bonus Plan (the “Bonus Plan”). The purpose of the Bonus Plan was to provide an additional performance incentive for certain senior executive and other key employees of Bally for 2000, 2001 and 2002 (the “Plan Years”). The Compensation Committee, based upon the recommendation of Bally’s management, determined those employees who participated in the Bonus Plan.

       Bonuses for each participant were part of a pool consisting of a maximum of 14% of the increases in Bally’s earnings before interest, taxes, depreciation and amortization, for a plan year from the immediately preceding plan year. Each participant had a determined participation percentage of the amount allocated to the pool, which was based upon the participant’s responsibilities and contributions for the plan year. The participation percentages were designated by the Compensation Committee and awarded in a manner such that the sum of the participation percentages did not exceed 100% of the pool. Each participant’s share of the bonus amount for a plan year equaled the individual’s participation percentage for the plan year multiplied by the amount allocated to the pool for such plan year. The bonus amounts were payable by March 15th of the calendar year following the plan year. To the extent that Bally’s federal income tax deduction for remuneration to a participant was limited by Section 162(m) of the Code, payments under the Bonus Plan were deferred until Section 162(m) no longer limits the deduction.

       The determination of the participants and their participation percentages by the Compensation Committee remained in effect until participation ceases. A person ceased to be a participant immediately upon termination of employment with Bally for any reason whatsoever. A person who ceased to be a participant forfeited entitlement to future payments under the plan, other than amounts deferred because of the Section 162(m) limitation.

Stock Option and SAR Grants

       The Company did not grant any options to purchase common stock to the Named Executive Officers during 2002. There have been no stock appreciation rights granted by Bally to date.

Stock Option and SAR Exercises

       The following table sets forth certain information concerning exercises of stock options during 2002 by each of the Named Executive Officers and their stock options outstanding as of December 31, 2002. There have been no stock appreciation rights granted by Bally to date.

Aggregated Option Exercises in Last Fiscal Year and
Option Values at End of Last Fiscal Year

                                              Number of Securities
                                             Underlying Unexercised    Value of Unexercised
                                                  Options at           In-the-Money Options
                                               December 31, 2002      at December 31, 2002 (1)
                                          -------------------------- --------------------------
                      Shares      Value
                    Acquired on  Realized Exercisable  Unexercisable Exercisable  Unexercisable
       Name         Exercise (#)    ($)       (#)            (#)         ($)           ($)
------------------  ------------ -------- -----------  ------------- ------------ -------------

Paul A. Toback                                 93,333         26,667
John W. Dwyer                                 175,000         30,000      103,775
William G. Fanelli                            115,000         20,000       44,475
Cary A. Gaan                                   46,666         13,334
John H. Wildman                               105,000         20,000      103,775
Lee S. Hillman                                435,000                     294,750

  Based on the closing price of common stock on the New York Stock Exchange on December 31, 2002, which was $7.09 per share.

Compensation of Directors

       Members of the board of directors who are also employees of Bally do not receive any additional compensation for service on the board of directors or any committees of the board of directors. Members of the board of directors who are not employees of Bally presently receive an annual retainer of $30,000 plus a $2,000 stipend for each board of directors meeting attended. Non-employee directors presently receive additional stipends for service on committees of the board of directors of $1,000 per year for committee members and $2,000 per year for committee chairman. In addition, in 2002 the then non-employee directors received $17,500 for service on a special committee of the board of directors. Also, pursuant to Bally’s 1996 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”), each non-employee director of Bally is granted an option to purchase 5,000 shares of common stock upon the commencement of service on the board of directors, with another option to purchase 5,000 shares of common stock granted on the second anniversary thereof. Additional grants of options may be made from time to time pursuant to the Directors’ Plan. Options under the Directors’ Plan are generally granted with an exercise price equal to the fair market value of the common stock at the date of grant. Option grants under the Directors’ Plan become exercisable in three equal annual installments commencing one year from the date of grant and have a 10-year term. Under the Directors’ Plan, each of the then non-employee directors of Bally was granted options to purchase 5,000 shares of common stock in September 2001, December 2000, January 1998 and January 1996.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       In general, “beneficial ownership” includes those shares a stockholder has the power to vote or transfer and stock options or warrants that are exercisable currently or within 60 days. Unless otherwise indicated, all information with respect to ownership of common stock is as of March 31, 2003. On March 31, 2003, Bally had outstanding 33,266,494 shares of common stock. The Common Shares Owned column includes, in certain circumstances, shares of common stock held in the name of the director’s or executive officer’s spouse, minor children, or relatives sharing the director’s or executive officer’s home, the reporting of which is required by applicable rules of the Securities and Exchange Commission, but as to which shares of common stock the director or executive officer may have disclaimed beneficial ownership. As used in the following tables, an asterisk in the Percentage of Outstanding Stock column means less than 1%.

                                                      Common   Options/Warrants   Total    Percentage of
                                                      Shares     Exercisable    Beneficial  Outstanding
              Beneficial Owner                        Owned     Within 60 Days  Ownership      Stock
---------------------------------------------------- --------- ---------------- ---------- -------------

Paul A. Toback                                           6,434        93,333        99,767        *
  President, Chief Executive Officer and Director

John W. Dwyer                                           75,872       175,000       250,872        *
  Executive Vice President, Chief Financial Officer
  and Director

William G. Fanelli                                      26,967       115,000       141,967        *
  Senior Vice President, Finance

Cary A. Gaan                                               270        46,666        46,936        *
  Senior Vice President, Secretary and General Counsel

John H. Wildman                                         60,000       105,000       165,000        *
  Senior Vice President, Chief Operating Officer

Martin E. Franklin, Director (2)                       930,131           -         930,131      2.8%

J. Kenneth Looloian, Director                            2,500        15,000        17,500        *

James F. McAnally, M.D., Director                        4,000        15,000        19,000        *

John W. Rogers, Jr., Director                              -             -             -          *

Stephen C. Swid, Director (3)                          324,300           -         324,300      1.0%

Lee S. Hillman                                         269,000     1,170,701     1,439,701      4.3%
  Former Chairman, President and Chief
  Executive Officer

All directors and executive officers as a
  group (12 persons) (9)                             1,488,145       722,498     2,210,643      6.5%

SLS Management, LLC (1)(4)                           3,193,541                   3,193,541      9.6%
  140 West 57th Street
  Suite 7B
  New York, New York  10019

Janus Capital Management LLC (1)(5)                  2,531,715                   2,531,715      7.6%
Janus Special Situations Fund (1)(5)
  100 Fillmore Street
  Denver, CO 80206

Liberty Wanger Asset Management, L.P. ("WAM")(1)(6)  2,498,900                   2,498,900      7.5%
WAM Acquisition GP, Inc., the general
  partner of WAM (1)(6)
Liberty Acorn Trust (1)(6)
  227 West Monroe Street, Suite 3000
  Chicago, IL  60606

Douglas Levine (1)(7)                                2,280,348                   2,280,348      6.9%
  17 E. 17th Street, Apt. 7
  New York, NY  10013

Wellington Management Company, LLP (1)(8)            1,754,800                   1,754,800      5.3%
  75 State Street
  Boston, MA  02109

  Represents a beneficial owner of more than 5% of the common stock based on the owner’s reported ownership of shares of common stock in filings made with the Securities and Exchange Commission pursuant to Section 13(d) and 13(g) of the Securities Exchange Act of 1934, as amended. Information with respect to each beneficial owner is generally as of the date of the most recent filing by the beneficial owner with the Securities and Exchange Commission and is based solely on information contained in such filings.

  Includes 878,000 shares owned by Marlin Partners III LP. Mr. Franklin is a controlling member of the entity which is the general partner of that partnership.

  Includes 25,000 shares held in trusts for which Mr. Swid’s daughters are beneficiaries and of which Mr. Swid is a trustee and includes 55,000 shares owned by The Wall Street Trust. Mr. Swid is the principal of the entity which is the investment manager of that trust.

  SLS Management, LLC, is a Delaware limited liability company ("Management"). Management’s principal business is managing a number of accounts containing securities over which Management has discretionary voting and dispositive power. One or more of management’s advisory clients is the owner of 3,185,941 shares of common stock. Investment advisory arrangements with its advisory clients grant to Management voting and investment discretion over the securities owned by its advisory clients. Accordingly, Management may be deemed, for purposes of Regulation 13D-G under the Securities Exchange Act of 1934, the beneficial owner of 3,185,941 shares of common stock. Management has sole voting and dispositive power with respect to 2,981,486 of such shares of common stock and (in the case of one advisory client which retains the right to require Management to liquidate securities positions in its account under certain limited circumstances) may be deemed to share voting and dispositive power with respect to 204,455 of such shares of common stock.

  Janus Capital is a registered investment adviser which furnishes investment advice to several investment companies registered under Section 8 of the Investment Company Act of 1940 and individual and institutional clients. These investment companies and other clients hold the shares of common stock that are reported in this chart. Janus Capital may be deemed to be the beneficial owner of common stock held by these investment companies and clients but disclaims any ownership of the common stock. Janus Special Situations Fund is an investment company registered under the Investment Company Act of 1940 and is one of the investment companies to which Janus Capital renders advice. Janus Special Situations Fund beneficially owns 1,919,170 shares.

  Liberty Acorn Trust is an Investment Company under Section 8 of the Investment Company Act of 1940. WAM is an Investment Adviser registered under Section 203 of the Investment Advisers Act of 1940; WAM Acquisition GP, Inc., is the General Partner of the Investment Adviser. Liberty Acorn Trust beneficially owns 1,823,000 shares.

  Includes 267,614 shares of common stock held in escrow (the "escrow shares") pursuant to the terms of an escrow agreement, dated December 31, 2001, among the Company, Mr. Levine and other former stockholders of Crunch Fitness International, Inc., a Delaware corporation, Marlin Holdings, Inc., and Bank of New York, as escrow agent. Mr. Levine disclaims beneficial ownership of the escrow shares. Mr. Levine may be deemed to have shared voting and dispositive power of 100,000 shares of common stock beneficially owned by the Douglas and Kasia Levine Family Support Foundation and disclaims beneficial ownership over any shares held by that foundation.

  Wellington Management Company, LLP ("WMC") in its capacity as investment advisor, may be deemed to beneficially own 1,754,800 shares of common stock which are held of record by clients of WMC. WMC has the shared power to vote or to direct the vote of 1,632,500 shares of common stock and the shared power to dispose or to direct the disposition of 1,754,800 shares of common stock.

  Does not include Lee S. Hillman, our former Chairman, President and Chief Executive Officer.

EQUITY COMPENSATION PLAN INFORMATION
                                    Number of securities                        Number of securities
                                     to be issued upon    Weighted-average     remaining available for
                                       exercise of         exercise price    future issuance under equity
                                       outstanding         of outstanding        compensation plans
                                     options, warrants    options, warrants     (excluding securities
                                        and rights            and rights       reflected in column (a))
                                    --------------------  -----------------  ----------------------------
                                            (a)                  (b)                       (c)
Equity compensation plans approved
  by security holders (1)                      3,628,758             $20.43                    2,836,294

Equity compensation plans not
  approved by security holders                      -                   -                           -

                                    --------------------  -----------------  ----------------------------
Total                                          3,628,758             $20.43                     2,836,294
                                    ====================  =================  ============================

  The number of securities remaining for future issuance consists of 2,806,294 shares issuable under the Company’s 1996 Long-Term Incentive Plan and 30,000 shares under the Company’s 1996 Non-Employee Directors’ Stock Option Plan. In November 1997, June 1999, December 2000 and June 2002, the 1996 Long-Term Incentive Plan was amended to increase the aggregate amount of shares outstanding that may be granted to an aggregate of 8,600,000. The first two amendments, which increased the number of shares subject to the plan by a total of 2,500,000, were approved by the Company’s shareholders.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN TRANSACTIONS

       During 2002, Bally paid approximately $1.1 million for goods and services from a company which employed a relative of Mr. Hillman and approximately $1.4 million for goods and services from a company which employed a relative of Mr. Wildman. Bally believes that the terms of these arrangements were at least as favorable to Bally as those which could be obtained from unrelated parties.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALLY TOTAL FITNESS HOLDING CORPORATION

Dated: April 29, 2003	By:	/s/ Paul A. Toback

Paul A. Toback
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. This report may be signed in multiple identical counterparts all of which, taken together, shall constitute a single document.

Dated: April 29, 2003	By:	/s/ Paul A. Toback

Paul A. Toback
President, Chief Executive Officer and Director
(principal executive officer)

Dated: April 29, 2003	By:	/s/ John W. Dwyer

John W. Dwyer
Executive Vice President, Chief Financial Officer and
Director
(prinicipal financial officer)

Dated: April 29, 2003	By:	/s/ Theodore P. Noncek

Theodore P. Noncek
Vice President, Controller
(principal accounting officer)

Dated: April 29, 2003	By:	/s/ Martin E. Franklin

Martin E. Franklin
Director

Dated: April 29, 2003	By:	/s/ J. Kenneth Looloian

J. Kenneth Looloian
Director

Dated: April 29, 2003	By:	/s/ James F. McAnally, M.D.

James F. McAnally, M.D.
Director

Dated: April 29, 2003	By:	/s/ John W. Rogers, Jr.

John W. Rogers, Jr.
Director

Dated: April 29, 2003	By:	/s/ Stephen C. Swid

Stephen C. Swid
Director

CERTIFICATIONS

Certification Pursuant to Rule 13a-14 and Rule 15d-14
Of the Securities Exchange Act of 1934

I, Paul A. Toback, certify that:

  I have reviewed this annual report on Form 10-K/A of Bally Total Fitness Holding Corporation (“Registrant”);

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

Date: April 29, 2003	/s/ Paul A. Toback
Paul A. Toback
Chief Executive Officer, President and
Director

Certification Pursuant to Rule 13a-14 and Rule 15d-14
of the Securities Exchange Act of 1934

I, John W. Dwyer, certify that:

  I have reviewed this annual report on Form 10-K/A of Bally Total Fitness Holding Corporation (“Registrant”);

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

Date: April 29, 2003	/s/ John W. Dwyer
John W. Dwyer
Executive Vice President, Chief Financial
Officer and Director