Form 10-Q
period 2003-03-31
BALLY TOTAL FITNESS HOLDING CORP
filed 2003-05-15
CIK 770944

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the period ended March 31, 2003

or

[ ]	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

Commission file number:   0-27478

BALLY TOTAL FITNESS HOLDING CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	36-3228107

(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

8700 West Bryn Mawr Avenue, Chicago, Illinois	60631

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:    (773) 380-3000

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

As of April 30, 2003, 32,266,494 shares of the registrant’s common stock were outstanding.

BALLY TOTAL FITNESS HOLDING CORPORATION

INDEX

Page
Number
PART I.   FINANCIAL INFORMATION

Item 1.	Financial statements:

Condensed consolidated balance sheet (unaudited)
March 31, 2003 and December 31, 2002	1

Consolidated statement of income (unaudited)
Three months ended March 31, 2003 and 2002	2

Consolidated statement of stockholders’ equity (unaudited)
Three months ended March 31, 2003	3

Consolidated statement of cash flows (unaudited)
Three months ended March 31, 2003 and 2002	4

Notes to condensed consolidated financial statements
(unaudited)	6

Item 2.	Management’s discussion and analysis of financial
condition and results of operations	11

Item 4.	Evaluation of Disclosure Controls and Procedures	15

PART II.   OTHER INFORMATION

Item 6.	Exhibits and reports on Form 8-K	15

SIGNATURE PAGE	16

Index

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

BALLY TOTAL FITNESS HOLDING CORPORATION
Condensed Consolidated Balance Sheet
(In thousands)
(Unaudited)

	March 31	December 31
	2003	2002

ASSETS
Current assets:
Cash and equivalents	$15,892	$12,907
Installment contracts receivable, net	280,023	271,531
Other current assets	91,859	92,764

Total current assets	387,774	377,202

Installment contracts receivable, net	256,457	251,074
Property and equipment, less accumulated depreciation
and amortization of $555,690 and $538,613	647,615	657,539
Goodwill	242,934	242,854
Trademarks	6,969	6,969
Intangible assets, less accumulated
amortization of $9,592 and $9,453	2,647	2,786
Deferred income taxes	76,997	81,314
Deferred membership origination costs	121,095	119,484
Other assets	31,801	32,652

	$1,774,289	$1,771,874

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$57,117	$51,752
Income taxes payable	1,545	1,497
Deferred income taxes	27,302	29,303
Accrued liabilities	89,797	87,683
Current maturities of long-term debt	28,487	28,904
Deferred revenues	268,114	271,031

Total current liabilities	472,362	470,170

Long-term debt, less current maturities	691,616	697,850
Other liabilities	10,924	10,689
Deferred revenues	59,827	63,689
Stockholders’ equity	539,560	529,476

	$1,774,289	$1,771,874

See accompanying notes.

Index
BALLY TOTAL FITNESS HOLDING CORPORATION
Consolidated Statement of Income
(In thousands, except per share data)
(Unaudited)

	Three months ended
	March 31

	2003	2002

Net revenues:
Membership revenues	$173,079	$182,694
Products and services	75,138	52,417
Miscellaneous revenue	4,892	5,315

	253,109	240,426
Operating costs and expenses:
Fitness center operations	140,789	137,804
Products and services	47,021	33,033
Member processing and collection centers	11,000	10,952
Advertising	17,933	16,509
General and administrative	8,579	7,900
Depreciation and amortization	19,575	17,439

	244,897	223,637

Operating income	8,212	16,789

Finance charges earned	18,883	17,680
Interest expense	(13,985)	(14,643)
Other, net	(116)	74

	4,782	3,111

Income before income taxes and cumulative effect of a
change in accounting principle	12,994	19,900
Income tax provision	(3,118)	(498)

Income before cumulative effect of a change in accounting principle	9,876	19,402
Cumulative effect of a change in accounting principle	(165)

Net income	$9,711	$19,402

Basic earnings per common share:
Income before cumulative effect of a change in accounting principle	$0.30	$0.61
Cumulative effect of a change in accounting principle

Net income per common share	$0.30	$0.61

Diluted earnings per common share:
Income before cumulative effect of a change in accounting principle	$0.30	$0.59
Cumulative effect of a change in accounting principle

Net income per common share	$0.30	$0.59

See accompanying notes.

Index
BALLY TOTAL FITNESS HOLDING CORPORATION
Consolidated Statement of Stockholders’ Equity
(In thousands, except share data)
(Unaudited)

	Common stock				Unearned
					compensation	Common	Total
		Par	Contributed	Accumulated	(restricted	stock in	stockholders’
	Shares	value	capital	deficit	stock)	treasury	equity

Balance at December 31, 2002	33,193,425	$338	$670,561	$(104,279)	$(25,509)	$(11,635)	$529,476

Net income				9,711			9,711

Issuance of common stock under
stock purchase and option plans	73,069	1	372				373

Balance at March 31, 2003	33,266,494	$339	$670,933	$(94,568)	$(25,509)	$(11,635)	$539,560

See accompanying notes.

Index
BALLY TOTAL FITNESS HOLDING CORPORATION
Consolidated Statement of Cash Flows
(In thousands)
(Unaudited)

	Three months ended
	March 31

	2003	2002

OPERATING:
Net income before cumulative effect of a change in accounting principle	$9,876	$19,402
Adjustments to reconcile to cash provided —
Depreciation and amortization, including amortization
included in interest expense	20,568	18,468
Change in operating assets and liabilities	(11,143)	(9,925)

Cash provided by operating activities	19,301	27,945

INVESTING:
Purchases and construction of property and equipment	(9,427)	(23,032)
Purchases of real estate		(11,510)
Acquisitions of businesses and other	(403)	(2,515)

Cash used in investing activities	(9,830)	(37,057)

FINANCING:
Debt transactions —
Net borrowings (repayments) under revolving credit agreement	(3,000)	17,500
Net borrowings of other long-term debt	(3,752)	(8,279)
Debt issuance and refinancing costs	(107)

Cash provided by (used in) debt transactions	(6,859)	9,221

Equity transactions —
Proceeds from issuance of common stock under stock
purchase and option plans	373	971
Purchases of common stock for treasury		(860)

Cash provided by (used in) financing transactions	(6,486)	9,332

Increase in cash and equivalents	2,985	220
Cash and equivalents, beginning of period	12,907	9,310

Cash and equivalents, end of period	$15,892	$9,530

See accompanying notes.

Index
BALLY TOTAL FITNESS HOLDING CORPORATION
Consolidated Statement of Cash Flows — (continued)
(In thousands)
(Unaudited)

	Three months ended
	March 31

	2003	2002

SUPPLEMENTAL CASH FLOWS INFORMATION:

Changes in operating assets and liabilites:
Increase in installment contracts receivable	$(13,875)	$(42,612)
Decrease in other current and other assets	1,235	4,404
Increase in deferred membership origination costs	(1,611)	(4,044)
Increase in accounts payable	5,365	15,250
Increase (decrease) in income taxes payable
and deferred income taxes	2,417	(2,143)
Increase in accrued and other liabilities	2,105	11,210
Increase (decrease) in deferred revenues	(6,779)	8,010

Change in operating assets and liabilities	$(11,143)	$(9,925)

Cash payments for interest and income taxes
were as follows —
Interest paid	$5,854	$6,879
Interest capitalized	(218)	(719)
Income taxes paid, net	702	2,636

Investing and financing activities exclude the following
non-cash transactions —
Acquisitions of property and equipment
through capital leases/borrowings	$59	$2,885
Common stock issued under
long-term incentive plan		2,519

See accompanying notes.

Index
BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements
(All dollar amounts in thousands, except share data)
(Unaudited)

Basis of presentation

           The accompanying condensed consolidated financial statements include the accounts of Bally Total Fitness Holding Corporation (the “Company”) and the subsidiaries that it controls. The Company, through its subsidiaries, is a commercial operator of 413 fitness centers (at March 31, 2003) concentrated in 29 states and Canada. Additionally, the Company has eleven clubs operated pursuant to franchise and joint venture agreements in the United States, Asia, and the Caribbean. The Company operates in one industry segment, and all significant revenues arise from the commercial operation of fitness centers, primarily in major metropolitan markets in the United States and Canada. Unless otherwise specified in the text, references to the Company include the Company and its subsidiaries. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

           All adjustments have been recorded which are, in the opinion of management, necessary for a fair presentation of the condensed consolidated balance sheet of the Company at March 31, 2003, its consolidated statements of income for the three months ended March 31, 2003 and 2002, its consolidated statement of stockholders’ equity for the three months ended March 31, 2003, and its consolidated statements of cash flows for the three months ended March 31, 2003 and 2002. All such adjustments were of a normal recurring nature.

           The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles which require the Company’s management to make estimates and assumptions that affect the amounts reported therein. Actual results could vary from such estimates. In addition, certain reclassifications have been made to prior period financial statements to conform with the 2003 presentation.

Seasonal factors

           The Company’s operations are subject to seasonal factors and, therefore, the results of operations for the three months ended March 31, 2003 and 2002 are not necessarily indicative of the results of operations for the full year.

Installment contracts receivable
	March 31	December 31
	2003	2002

Current:
Installment contracts receivable	$416,342	$404,707
Unearned finance charges	(37,898)	(36,015)
Allowance for doubtful receivables and cancellations	(98,421)	(97,161)

	$280,023	$271,531

Long-term:
Installment contracts receivable	$349,348	$343,749
Unearned finance charges	(23,867)	(22,396)
Allowance for doubtful receivables and cancellations	(69,024)	(70,279)

	$256,457	$251,074

Index
BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements—(continued)
(All dollar amounts in thousands, except share data)
(Unaudited)

Allowance for doubtful receivables and cancellations
	Three months ended
	March 31

	2003	2002

Balance at beginning of period	$167,440	$130,504
Contract cancellations and
write-offs of uncollectible
amounts, net of recoveries	(90,617)	(90,833)
Provision for cancellations and
doubtful receivables	90,622	94,361

Balance at end of period	$167,445	$134,032

Membership revenues

           Gross committed membership fees is a measure which includes the total potential future value of all initial membership fee revenue, dues revenue, earned finance charges and membership-related products and services revenue from new membership sales originations in a period. It is measured on a gross basis before consideration of our provision for doubtful accounts and cancellations and without deferral of initiation fee revenue, and includes the future potential collection of dues revenue over the initial term of membership. We track gross committed membership revenue as an indicator of current sales trends and believe it to be a useful measure to allow investors to understand current trends in membership sales which may not be apparent under deferral accounting for the initiation fee component of membership revenue. The following is a reconciliation of gross committed membership fees to initial membership fees originated, net:

	Three months ended
	March 31

	2003	2002

Gross committed membership fees	$311,365	$320,747
Less:	Committed monthly dues	(67,471)	(64,340)
	Provision for doubtful receivables
	and cancellations	(90,622)	(94,361)
	Unearned finance charges and other	(49,035)	(42,516)
	Products and services revenues
	included in membership programs	(32,461)	(19,341)

Initial membership fees originated, net	$71,776	$100,189

Index
BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements—(continued)
(All dollar amounts in thousands, except share data)
(Unaudited)

           The following presents the components of membership revenues as presented in the accompanying consolidated statements of income:

	Three months ended
	March 31

	2003	2002

Initial membership fees:
Originated, net	$71,776	$100,189
Decrease (increase) in deferral	6,233	(8,470)

	78,009	91,719
Dues:
Dues collected	94,523	90,515
Decrease in deferral	547	460

	95,070	90,975

Membership revenues	$173,079	$182,694

Products and services	Three months ended
	March 31

	2003	2002

Net revenues:
Retail and nutritional supplements—
Membership programs	$5,990	$8,785
Direct sales	15,065	13,824
Personal training—
Membership programs	26,471	10,556
Direct sales	26,372	17,701
Financial services	1,240	1,551

	75,138	52,417
Direct operating costs and expenses:
Retail and nutritional supplements	17,546	16,346
Personal training	29,475	16,687

	47,021	33,033

Direct operating margin	$28,117	$19,384

Index
BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements—(continued)
(All dollar amounts in thousands, except share data)
(Unaudited)

Earnings per common share

           Basic earnings per common share for each period is computed based on the weighted average number of shares of common stock outstanding of 32,574,990 and 31,741,422 for the three months ended March 31, 2003 and 2002, respectively. Diluted earnings per common share for each period includes the addition of common stock equivalents of 336,783 and 1,253,857 for the three months ended March 31, 2003 and 2002, respectively. Common stock equivalents represent the dilutive effect of the assumed exercise of outstanding warrants and stock options. Options outstanding to purchase 3,047,206 and 2,195,579 shares of common stock at March 31, 2003 and 2002, respectively, were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market prices of the Company’s common shares. The range of exercise prices per share for these options was between $6.55 and $36.00 and $20.20 and $36.00 at March 31, 2003 and 2002, respectively.

New accounting pronouncements

           In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (“SFAS No. 143”). SFAS No. 143 addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets. It requires that the Company recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are then capitalized as part of the carrying amount of the long-lived asset. The Company has implemented the provisions of SFAS No. 143 as of January 1, 2003. As a result, a non-cash cumulative adjustment of $165 was recorded to provide for estimated future restoration obligations on the Company’s leaseholds.

Income taxes

           At March 31, 2003, for accounting purposes, the Company had approximately $101,000 of unrecognized federal net operating loss carryforwards. Separately, the Company’s alternative minimum tax (“AMT”) net operating loss carryforwards have been substantially recognized. Therefore, having fully recognized AMT net operating loss carryforwards for reporting purposes, the Company’s federal income tax rate increased to 20% during the second quarter of 2002. The 20% federal rate will remain in effect until such time as all of the Company’s AMT credits are fully utilized, which is not currently expected before 2005. The balance of the provision consists primarily of taxes owed to states where local earnings are no longer offset by state net operating loss carryforwards.

           For federal income tax payment purposes, the Company has available net operating loss carryforwards exceeding $336,000 and AMT net operating loss carryfowards in excess of $196,000. Therefore, the Company currently does not expect to make any significant federal tax payments earlier than 2005. At such time, the Company will be required to pay taxes at the 20% AMT rate for periods currently estimated to extend beyond 2005, including those periods benefited by AMT credits.

Stock Plans

           The Company accounts for its stock-based compensation plans, described in the Company’s 2002 Annual Report on Form 10-K, using the intrinsic value method and in accordance with the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost was reflected in net income, as all options granted under those plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant. The following table illustrates, in accordance with the provisions of Statement of Financial Accounting Standards No. 148, Accounting for Stock–Based Compensation–Transition and Disclosure, the effect on net income and

Index
BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements—(continued)
(All dollar amounts in thousands, except share data)
(Unaudited)

earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three months ended
	March 31

	2003	2002

Net income, as reported	$9,711	$19,402
Less: stock-based compensation expense determined
under fair value based method, net of tax	724	1,544

Pro forma net income	$8,987	$17,858

Basic earnings per common share
As reported	$0.30	$0.61
Pro forma	0.28	0.56
Diluted earnings per common share
As reported	0.30	0.59
Pro forma	0.27	0.54

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

Index
BALLY TOTAL FITNESS HOLDING CORPORATION

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Comparison of the Three Months Ended March 31, 2003 and 2002

           Net revenues for the first quarter of 2003 were $253.1 million compared to $240.4 million in the 2002 quarter, an increase of $12.7 million (5%). Net revenues from comparable fitness centers increased 2%. The $12.7 million increase in net revenues resulted from the following:

•	Total membership revenue decreased $9.6 million or 5% (a 7% decline at same clubs), resulting from a $4.1 million or 5% increase in dues revenue recognized (3% related to same clubs), offset by a $13.7 million or 15% decline in initial membership fees recognized during the period (17% related to same clubs).

•	Products and services revenue increased $22.7 million (43%) from the 2002 quarter, primarily reflecting the continued growth of personal training services, nutritional product sales and the introduction of our Weight Management Program.

•	Miscellaneous revenue totaled $4.9 million, a decrease of $.4 million from the prior year quarter.

           The weighted-average number of fitness centers increased to 412 from 406 in the first quarter of 2002, an increase of 1%.

           Gross committed membership fees originated during the first quarter decreased 3% compared to the 2002 quarter. The number of new members joining increased 4% during the first quarter of 2003 compared with the same quarter a year ago, with a 1% increase at same clubs. The average committed duration of memberships originated during the first quarter of 2003 was 30.5 months versus 31.2 months in the prior year quarter, a 2% decrease, brought about largely by an increased emphasis on pay-as-you-go membership programs which have a commitment term of one month. The gross committed monthly membership fees originated during the first quarter of 2003 averaged $43 versus $45 in the year ago quarter, a 4% decrease. The decrease in the monthly average resulted from a decrease in average membership price brought about by competitive matching of price promotions during the quarter, and a slight decrease in the proportion of multiple-club memberships sold due to apparent price sensitivity of new members.

           Operating income for the first quarter of 2003 was $8.2 million compared to $16.8 million in 2002. Net revenues increased $12.7 million (5%) for the first quarter of 2003, offset by a $19.1 million (9%) increase in operating costs and expenses ($14.0 million of which is related to the growth in products and services revenues), and an increase in depreciation and amortization of $2.1 million. Earnings before interest, taxes, depreciation and amortization, including finance charges earned (“EBITDA”), was $46.7 million, a decrease of $5.2 million from the prior year period. The EBITDA margin was 17% in the first quarter of 2003, compared to 20% in the 2002 period. These decreases are due, in part, to the continuing trend of lower initial membership fees originated. The following table is a reconciliation of operating income to EBITDA (in thousands):

	Three months ended
	March 31

	2003	2002

Operating income	$8,212	$16,789
Add: Depreciation and amortization	19,575	17,439
Add: Finance charges earned	18,883	17,680

EBITDA	$46,670	$51,908

Index
BALLY TOTAL FITNESS HOLDING CORPORATION
Management’s Discussion and Analysis of Financial Condition and
Results of Operations—(continued)

Fitness center operating expenses increased $3.0 million (2%) due principally to incremental costs of operating new fitness centers. Products and services expenses increased $14.0 million (42%) to support the revenue growth of product and service offerings. Direct operating margin from products and services increased to $28.1 million from $19.4 million in the 2002 period, a 45% increase (38% related to same clubs), with a margin of 37% in both periods. Member processing and collection center expenses were essentially unchanged compared to the prior year quarter. Advertising expenses increased $1.4 million (9%) compared to the prior year quarter. General and administrative expenses increased $.7 million (9%) compared to the prior year quarter. Depreciation and amortization expense increased $2.1 million (12%), resulting from additional fitness centers and other depreciable assets since the prior year quarter.

           The income tax provision was $3.1 million for the three months ended March 31, 2003, compared to $.5 million in the 2002 period. This increase of $2.6 million is attributable to the increase in the Company’s federal income tax rate for reporting purposes to 20%, which became effective April 1, 2002.

           Finance charges earned in excess of interest expense totaled $4.9 million in the first quarter of 2003, an increase of $1.9 million over the prior year period resulting principally from lower interest rates on the Company’s borrowings and higher finance charges earned.

Liquidity and Capital Resources

           Cash flows from operating activities were $19.3 million in the 2003 quarter, compared to $27.9 million in the 2002 quarter. Over the past two years, the Company sold a portion of its installment contracts receivable portfolio to a major financial institution in three bulk sales at net book value, with combined proceeds of approximately $128 million. Excluding the impact of the sales of receivables and net of the change in dues prepayments during the periods, cash flows from operating activities were $32.6 million in first quarter 2003, compared to $43.6 million in 2002. The first quarter of 2002 was benefited by the timing of payments related to approximately $6 million of payroll related expenditures and a growth in accounts payable of $10 million more than for 2003.

           The following table sets forth cash flows from operating activities on a comparable basis to add back actual cash collections on the sold portfolios and to reflect the impact of changes in dues prepayments during each of the periods (in thousands):

	Three months ended
	March 31

	2003	2002

Cash flows from operating activities, as reported	$19,301	$27,945
Collections on installment contracts receivable sold	13,138	16,957
Changes in dues prepayments	139	(1,325)

Cash flows from operating activities
on a comparable basis	$32,578	$43,577

Index
BALLY TOTAL FITNESS HOLDING CORPORATION
Management’s Discussion and Analysis of Financial Condition and
Results of Operations—(continued)

           Capital expenditures totaled $9.8 million in the first quarter of 2003 compared to $37.1 million in the 2002 period. Capital expenditures for the remainder of 2003 are not expected to exceed $40 million. The following table details cash used in investing activities during the quarters ended March 31, 2003 and 2002 (in thousands):

	Three months ended
	March 31

	2003	2002

Club improvements	$5,010	$6,468
New clubs	2,852	10,906
Club remodels and expansions	1,443	4,256
Administrative and systems	122	1,402
Real estate purchases and other	403	14,025

	$9,830	$37,057

           As a result of the decrease in first quarter capital expenditures, our free cash flow (cash flow provided by operations, less cash used in investing activities) was $9.5 million, compared to a free cash flow deficit of $9.1 million in the 2002 quarter. We are disclosing free cash flow because we believe our investors are focused on our ability to reduce our overall debt. The following table is a reconciliation of cash provided by operating activities to free cash flow (deficit) for the quarters ended March 31, 2003 and 2002 (in thousands):

	Three months ended
	March 31

	2003	2002

Cash provided by operating activities	$19,301	$27,945
Less: Cash used in investing activities	(9,830)	(37,057)

Free cash flow (deficit)	$9,471	$(9,112)

           Our bank credit facility provides up to $225.0 million of availability consisting of a three-year $135.0 million term loan and a $90.0 million three-year revolving credit facility. The amount available under the revolving credit facility is reduced by any outstanding letters of credit, which cannot exceed $30.0 million. As of March 31, 2003, the Company had drawn $46.5 million ($60 million at April 30, 2003) on its $90 million revolving credit line and had outstanding letters of credit totaling $6.0 million. The $135.0 million term loan is repayable in 13 installments. The first installment of $250,000 was paid in December 2001, 11 quarterly installments of $460,000 began March 31, 2002 and the final installment of $129,690,000 is due November 2004. We have no scheduled principal payments under our subordinated debt until October 2007. In November 2001, we issued Securitization Series 2001-1, a $155.0 million revolving series under the H&T Master Trust. At March 31, 2003, we had drawn $155.0 million on this series. The principal balance will begin amortizing in December 2003. Our debt service requirements, including interest, through March 31, 2004 are approximately $75.9 million, exclusive of principal payments on the securitization. We believe that we will be able to satisfy those short-term requirements for debt service and capital expenditures out of available cash balances, cash flow from operations and borrowings on the revolving credit facility. In addition to cash from operating activities, we believe our longer-term debt service requirements through 2004 can be satisfied by refinancing our term loan and securitization facility although there are no assurances that such refinancings will be completed.

           We are authorized to repurchase up to 1,500,000 shares of our common stock on the open market from time to time. We repurchased 625,100 shares between August 1998 and November 1999 at an average price of $18 per share, and 54,500 shares in February 2002 at $16 per share.

Index
BALLY TOTAL FITNESS HOLDING CORPORATION
Management’s Discussion and Analysis of Financial Condition and
Results of Operations—(continued)

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

PART II.   OTHER INFORMATION

Item 6.   Exhibits and reports on Form 8-K

(a)	Exhibits:

Exhibit 99.1 Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(b)	Reports on Form 8-K:

1.	On February 12, 2003 we filed a Current Report on Form 8-K attaching a press release announcing our earnings for the year ended December 31, 2002.

2.	On March 21, 2003 we filed a Current Report on Form 8-K announcing the appointment of three new members to our Board of Directors and the resignation of two members.

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

Dated: May 15, 2003

Index
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

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	/s/ Paul A. Toback

Paul A. Toback
President, Chief Executive
Officer and Director

Index
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

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	/s/ John W. Dwyer

John W. Dwyer
Executive Vice President and
Chief Financial Officer