Form 10-Q
period 2003-06-30
BALLY TOTAL FITNESS HOLDING CORP
filed 2003-08-14
CIK 770944

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the period ended June 30, 2003

or

[ ]	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

Commission file number:   0-27478

BALLY TOTAL FITNESS HOLDING CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	36-3228107

(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

8700 West Bryn Mawr Avenue, Chicago, Illinois	60631

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:    (773) 380-3000

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

As of July 31, 2003, 33,979,827 shares of the registrant’s common stock were outstanding.

BALLY TOTAL FITNESS HOLDING CORPORATION

INDEX

Page
Number
PART I.   FINANCIAL INFORMATION

Item 1.	Financial statements:

Condensed consolidated balance sheet (unaudited)
June 30, 2003 and December 31, 2002	1

Consolidated statement of income (unaudited)
Three months ended June 30, 2003 and 2002	2

Consolidated statement of income (unaudited)
Six months ended June 30, 2003 and 2002	3

Consolidated statement of stockholders’ equity (unaudited)
Six months ended June 30, 2003	4

Consolidated statement of cash flows (unaudited)
Six months ended June 30, 2003 and 2002	5

Notes to condensed consolidated financial statements
(unaudited)	7

Item 2.	Management’s discussion and analysis of financial
condition and results of operations	21

Item 4.	Evaluation of Disclosure Controls and Procedures	27

PART II.   OTHER INFORMATION

Item 6.	Exhibits and reports on Form 8-K	27

SIGNATURE PAGE	29

Index

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

BALLY TOTAL FITNESS HOLDING CORPORATION
Condensed Consolidated Balance Sheet
(In thousands)
(Unaudited)

	June 30	December 31
	2003	2002

ASSETS
Current assets:
Cash and equivalents	$16,482	$12,907
Installment contracts receivable, net	288,062	271,531
Other current assets	72,618	92,764

Total current assets	377,162	377,202

Installment contracts receivable, net	249,813	251,074
Property and equipment, less accumulated depreciation
and amortization of $570,768 and $538,613	643,054	657,539
Goodwill	242,126	242,854
Trademarks	6,969	6,969
Intangible assets, less accumulated
amortization of $9,731 and $9,453	2,508	2,786
Deferred income taxes	81,431	81,314
Deferred membership origination costs	118,481	119,484
Other assets	31,036	32,652

	$1,752,580	$1,771,874

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$56,018	$51,752
Income taxes payable	2,349	1,497
Deferred income taxes	28,450	29,303
Accrued liabilities	90,562	87,683
Current maturities of long-term debt	27,978	28,904
Deferred revenues	253,267	271,031

Total current liabilities	458,624	470,170

Long-term debt, less current maturities	695,672	697,850
Other liabilities	10,923	10,689
Deferred revenues	55,499	63,689
Stockholders’ equity	531,862	529,476

	$1,752,580	$1,771,874

See accompanying notes.

Index
BALLY TOTAL FITNESS HOLDING CORPORATION
Consolidated Statement of Income
(In thousands, except per share data)
(Unaudited)

	Three months ended
	June 30

	2003	2002

Net revenues:
Membership revenue	$172,194	$188,330
Products and services	74,292	53,318
Miscellaneous revenue	4,818	4,651

	251,304	246,299
Operating costs and expenses:
Fitness center operations	140,786	140,098
Products and services	47,538	33,752
Member processing and collection centers	12,611	11,041
Advertising	14,131	16,413
General and administrative	8,630	8,460
Depreciation and amortization	19,086	18,950

	242,782	228,714

Operating income	8,522	17,585

Finance charges earned	18,479	17,442
Interest expense	(13,936)	(13,547)
Other, net	(1,704)	89

	2,839	3,984

Income from continuing operations before income taxes	11,361	21,569
Income tax provision	(2,727)	(5,176)

Income from continuing operations	8,634	16,393
Discontinued operations
Loss from discontinued operations (net of tax benefit
of $74 and $100, in 2003 and 2002, respectively)	(236)	(318)
Loss on disposal	(1,699)

Loss from discontinued operations	(1,935)	(318)

Net income	$6,699	$16,075

Basic earnings per common share:
Income from continuing operations	$0.27	$0.51
Discontinued operations	(0.06)	(0.01)

Net income per common share	$0.21	$0.50

Diluted earnings per common share:
Income from continuing operations	$0.26	$0.49
Discontinued operations	(0.06)	(0.01)

Net income per common share	$0.20	$0.48

Pro forma amounts, assuming the new accounting principle is applied retroactively:
Income from continuing operations	$8,634	$16,775
Net income	6,699	16,365
Basic net income per common share	0.21	0.51
Diluted net income per common share	0.20	0.49

See accompanying notes.

Index
BALLY TOTAL FITNESS HOLDING CORPORATION
Consolidated Statement of Income
(In thousands, except per share data)
(Unaudited)

	Six months ended
	June 30

	2003	2002

Net revenues:
Membership revenue	$346,422	$371,024
Products and services	149,430	105,735
Miscellaneous revenue	9,669	9,900

	505,521	486,659
Operating costs and expenses:
Fitness center operations	281,575	277,902
Products and services	94,559	66,785
Member processing and collection centers	23,611	21,993
Advertising	32,064	32,922
General and administrative	16,683	15,842
Depreciation and amortization	38,642	36,370

	487,134	451,814

Operating income	18,387	34,845

Finance charges earned	37,362	35,122
Interest expense	(27,921)	(28,190)
Other, net	(1,820)	163

	7,621	7,095

Income from continuing operations before income taxes	26,008	41,940
Income tax provision	(6,242)	(5,704)

Income from continuing operations	19,766	36,236
Discontinued operations
Loss from discontinued operations (net of tax benefit
of $196 and $130, in 2003 and 2002, respectively)	(619)	(759)
Loss on disposal	(1,699)

Loss from discontinued operations	(2,318)	(759)

Income before cumulative effect of changes in accounting principles	17,448	35,477
Cumulative effect of changes in accounting principles, net of taxes	(15,579)

Net income	$1,869	$35,477

Basic earnings per common share:
Income from continuing operations	$0.61	$1.13
Discontinued operations	(0.07)	(0.02)
Cumulative effect of changes in accounting principles	(0.48)

Net income per common share	$0.06	$1.11

Diluted earnings per common share:
Income from continuing operations	$0.60	$1.08
Discontinued operations	(0.07)	(0.02)
Cumulative effect of changes in accounting principles	(0.47)

Net income per common share	$0.06	$1.06

Pro forma amounts, assuming the new accounting principle is applied retroactively:
Income from continuing operations	$19,766	$38,625
Net income	17,448	37,724
Basic net income per common share	0.53	1.18
Diluted net income per common share	0.53	1.13

See accompanying notes.

Index
BALLY TOTAL FITNESS HOLDING CORPORATION
Consolidated Statement of Stockholders’ Equity
(In thousands, except share data)
(Unaudited)

	Common stock				Unearned
					compensation	Common	Total
		Par	Contributed	Accumulated	(restricted	stock in	stockholders’
	Shares	value	capital	deficit	stock)	treasury	equity

Balance at December 31, 2002	33,193,425	$338	$670,561	$(104,279)	$(25,509)	$(11,635)	$529,476

Net income				1,869			1,869

Restricted stock activity	710,000	7	4,281		(4,166)		122

Issuance of common stock under
stock purchase and option plans	73,069	1	394				395

Balance at June 30, 2003	33,976,494	$346	$675,236	$(102,410)	$(29,675)	$(11,635)	$531,862

See accompanying notes.

Index
BALLY TOTAL FITNESS HOLDING CORPORATION
Consolidated Statement of Cash Flows
(In thousands)
(Unaudited)

	Six months ended
	June 30

	2003	2002

OPERATING:
Net income before cumulative effect of changes in accounting principles	$17,448	$35,477
Adjustments to reconcile to cash provided —
Depreciation and amortization, including amortization
included in interest expense	40,667	38,440
Change in operating assets and liabilities	(28,559)	(47,001)
Loss on disposal of discontinued operation	1,699
Stock-based compensation	122

Cash provided by operating activities	31,377	26,916

INVESTING:
Purchases and construction of property and equipment	(20,199)	(43,165)
Purchases of real estate		(11,510)
Acquisitions of businesses and other	(412)	(6,092)

Cash used in investing activities	(20,611)	(60,767)

FINANCING:
Debt transactions —
Net borrowings under revolving credit agreement	5,000	25,000
Net borrowings (repayments) of other long-term debt	(12,128)	9,850
Debt issuance and refinancing costs	(458)

Cash provided by (used in) debt transactions	(7,586)	34,850

Equity transactions —
Proceeds from exercise of warrants		2,513
Proceeds from issuance of common stock under
stock purchase and option plans	395	1,324
Purchases of common stock for treasury		(860)

Cash provided by (used in) financing transactions	(7,191)	37,827

Increase in cash and equivalents	3,575	3,976
Cash and equivalents, beginning of period	12,907	9,310

Cash and equivalents, end of period	$16,482	$13,286

See accompanying notes.

Index
BALLY TOTAL FITNESS HOLDING CORPORATION
Consolidated Statement of Cash Flows — (continued)
(In thousands)
(Unaudited)

	Six months ended
	June 30

	2003	2002

SUPPLEMENTAL CASH FLOWS INFORMATION:

Changes in operating assets and liabilites:
Increase in installment contracts receivable	$(15,123)	$(63,912)
Decrease in other current and other assets	327	857
Decrease (increase) in deferred membership origination costs	1,003	(4,511)
Increase in accounts payable	4,285	11,622
Increase in income taxes payable and deferred income taxes	4,803	4,935
Increase in accrued and other liabilities	2,635	4,418
Decrease in deferred revenues	(26,489)	(410)

Change in operating assets and liabilities	$(28,559)	$(47,001)

Cash payments for interest and income taxes
were as follows —
Interest paid	$26,112	$28,141
Interest capitalized	(453)	(1,840)
Income taxes paid, net	1,245	736

Investing and financing activities exclude the following
non-cash transactions —
Acquisitions of property and equipment
through capital leases/borrowings	$4,144	$7,716
Acquisitions of businesses with common stock		8,855
Restricted stock activity	4,281	4,619
Debt, including assumed debt related to
acquisition of businesses		2,846

See accompanying notes.

Index
BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements
(All dollar amounts in thousands, except share data)
(Unaudited)

Basis of presentation

           The accompanying condensed consolidated financial statements include the accounts of Bally Total Fitness Holding Corporation (the “Company”) and the subsidiaries that it controls. The Company, through its subsidiaries, is a commercial operator of 415 fitness centers (at June 30, 2003) concentrated in 29 states and Canada. Additionally, the Company has eleven clubs operated pursuant to franchise and joint venture agreements in the United States, Asia, and the Caribbean. The Company operates in one industry segment, and all significant revenues arise from the commercial operation of fitness centers, primarily in major metropolitan markets in the United States and Canada. Unless otherwise specified in the text, references to the Company include the Company and its subsidiaries. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

           All adjustments have been recorded which are, in the opinion of management, necessary for a fair presentation of the condensed consolidated balance sheet of the Company at June 30, 2003, its consolidated statements of income for the three and six months ended June 30, 2003 and 2002, its consolidated statement of stockholders’ equity for the six months ended June 30, 2003, and its consolidated statement of cash flows for the six months ended June 30, 2003 and 2002. All such adjustments were of a normal recurring nature.

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

Changes in accounting principles

           In the second quarter of 2003, the Company changed its accounting method (effective January 1, 2003) for the recognition of recoveries of unpaid dues on inactive membership contracts from accrual-based estimations to a cash basis of recognition, which is considered a preferable method of accounting for such past due amounts since it is less reliant on estimations. The effect of this change was a cumulative non-cash charge of $15,414 (net of tax effect of $4,868) or $.47 per diluted share. As a result of recording the cumulative effect adjustment as of the beginning of the year, membership revenue increased during the first quarter of 2003 by $1,149. Net income for the first quarter of 2003 increased by $873 and basic and diluted earnings per share increased by $.03.

           In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (“SFAS No. 143”). SFAS No. 143 addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets. It requires that the Company recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are then capitalized as part of the carrying amount of the long-lived asset. The Company has implemented the provisions of SFAS No. 143 as of January 1, 2003. As a result, a non-cash cumulative adjustment of $165 was recorded to provide for estimated future restoration obligations on the Company’s leaseholds in the first quarter of 2003.

Seasonal factors

           The Company’s operations are subject to seasonal factors and, therefore, the results of operations for the six months ended June 30, 2003 and 2002 are not necessarily indicative of the results of operations for the full year.

Index
BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements—(continued)
(All dollar amounts in thousands, except share data)
(Unaudited)

Installment contracts receivable
	June 30	December 31
	2003	2002

Current:
Installment contracts receivable	$417,165	$404,707
Unearned finance charges	(36,642)	(36,015)
Allowance for doubtful receivables and cancellations	(92,461)	(97,161)

	$288,062	$271,531

Long-term:
Installment contracts receivable	$344,186	$343,749
Unearned finance charges	(24,143)	(22,396)
Allowance for doubtful receivables and cancellations	(70,230)	(70,279)

	$249,813	$251,074

Allowance for doubtful receivables and cancellations

	Three months ended		Six months ended
	June 30		June 30

	2003	2002	2003	2002

Balance at beginning of period	$167,445	$134,032	$167,440	$130,504
Contract cancellations and
write-offs of uncollectible
amounts, net of recoveries	(83,287)	(86,387)	(173,904)	(177,220)
Provision for cancellations and
doubtful receivables	78,533	83,215	169,155	177,576

Balance at end of period	$162,691	$130,860	$162,691	$130,860

Index
BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements—(continued)
(All dollar amounts in thousands, except share data)
(Unaudited)

Membership revenues

           Gross committed membership fees is a measure which includes the total potential future value of all initial membership fee revenue, dues revenue, earned finance charges and membership-related products and services revenue from new membership sales originated in a period. It is measured on a gross basis before consideration of our provision for doubtful accounts and cancellations and without deferral of initiation fee revenue, and includes the future potential collection of dues revenue over the initial term of membership. We track gross committed membership revenue as an indicator of current sales trends and believe it to be a useful measure to allow investors to understand current trends in membership sales which may not be apparent under deferral accounting for the initiation fee component of membership revenue. The following is a reconciliation of gross committed membership fees to initial membership fees originated, net:

	Three months ended		Six months ended
	June 30		June 30

	2003	2002	2003	2002

Gross committed membership fees	$279,737	$279,981	$591,102	$600,728
Less: Committed monthly dues	(65,440)	(56,875)	(132,911)	(121,215)
Provision for doubtful receivables
and cancellations	(78,533)	(83,215)	(169,155)	(177,576)
Unearned finance charges and other	(44,752)	(37,716)	(93,787)	(80,232)
Products and services revenues
included in membership programs	(32,859)	(17,658)	(65,320)	(36,999)

Initial membership fees originated, net	$58,153	$84,517	$129,929	$184,706

           The following presents the components of membership revenue as presented in the accompanying consolidated statements of income:

	Three months ended		Six months ended
	June 30		June 30

	2003	2002	2003	2002

Initial membership fees:
Originated, net	$58,153	$84,517	$129,929	$184,706
Decrease (increase) in deferral	18,411	6,507	24,644	(1,963)

	76,564	91,024	154,573	182,743
Dues:
Dues collected	94,332	95,393	190,004	185,908
Decrease in deferral	1,298	1,913	1,845	2,373

	95,630	97,306	191,849	188,281

Membership revenue	$172,194	$188,330	$346,422	$371,024

Index
BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements—(continued)
(All dollar amounts in thousands, except share data)
(Unaudited)

Products and services
	Three months ended		Six months ended
	June 30		June 30

	2003	2002	2003	2002

Net revenues:
Retail and nutritional supplements—
Membership programs	$5,387	$6,725	$11,377	$15,510
Other sales	14,550	14,409	29,615	28,233
Personal training—
Membership programs	27,472	10,933	53,943	21,489
Other sales	26,883	19,695	53,255	37,396
Financial services		1,556	1,240	3,107

	74,292	53,318	149,430	105,735
Direct operating costs and expenses:
Retail and nutritional supplements	17,129	15,699	34,675	32,045
Personal training	30,409	18,053	59,884	34,740

	47,538	33,752	94,559	66,785

Direct operating margin	$26,754	$19,566	$54,871	$38,950

Margin percentage	36%	37%	37%	37%

Earnings per common share

           Basic earnings per common share for each period is computed based on the weighted average number of shares of common stock outstanding of 32,658,994 and 32,079,795 for the three months ended June 30, 2003 and 2002, respectively, and 32,617,224 and 31,911,543 for the six months ended June 30, 2003 and 2002, respectively. Diluted earnings per common share for each period includes the addition of common stock equivalents of 434,724 and 1,484,481 for the three months ended June 30, 2003 and 2002, respectively, and 380,648 and 1,436,788 for the six months ended June 30, 2003 and 2002, respectively. Common stock equivalents represent the dilutive effect of the assumed exercise of outstanding warrants and stock options. Options outstanding to purchase 2,981,291 and 1,456,120 shares of common stock at June 30, 2003 and 2002, respectively, were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market prices of the Company’s common shares. The range of exercise prices per share for these options was between $12.00 and $36.00 and $21.76 and $36.00 at June 30, 2003 and 2002, respectively.

Income taxes

           At June 30, 2003, for accounting purposes, the Company had approximately $110,000 of unrecognized federal net operating loss carryforwards. Separately, the Company’s alternative minimum tax (“AMT”) net operating loss carryforwards have been substantially recognized. Therefore, having fully recognized AMT net operating loss carryforwards for reporting purposes, the Company’s federal income tax rate increased to 20% during the second quarter of 2002. The 20% federal rate will remain in effect until such time as all of the Company’s AMT credits are fully utilized, which is not currently expected before 2005. The balance of the provision consists primarily of taxes owed to states where local earnings are no longer offset by state net operating loss carryforwards.

Index
BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements—(continued)
(All dollar amounts in thousands, except share data)
(Unaudited)

           For federal income tax payment purposes, the Company has available net operating loss carryforwards exceeding $349,000 and AMT net operating loss carryfowards in excess of $209,000. Therefore, the Company currently does not expect to make any significant federal tax payments earlier than 2005. At such time, the Company will be required to pay taxes at the 20% AMT rate for periods currently estimated to extend beyond 2005, including those periods benefited by AMT credits.

Stock Plans

           The Company accounts for its stock-based compensation plans, described in the Company’s 2002 Annual Report on Form 10-K, using the intrinsic value method and in accordance with the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost related to option plans was reflected in net income, as all options granted under those plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant. The Company has recorded compensation expense related to restricted stock grants. The following table illustrates, in accordance with the provisions of Statement of Financial Accounting Standards No. 148, Accounting for Stock–Based Compensation–Transition and Disclosure, the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three months ended		Six months ended
	June 30		June 30

	2003	2002	2003	2002

Net income, as reported	$6,699	$16,075	$1,869	$35,477
Plus: stock-based compensation expense
included in net income, net of tax	93		93
Less: stock-based compensation expense determined
under fair value based method, net of tax	(882)	(1,171)	(1,606)	(2,715)

Pro forma net income	$5,910	$14,904	$356	$32,762

Basic earnings per common share
As reported	$0.21	$0.50	$0.06	$1.11
Pro forma	0.18	0.46	0.01	1.03
Diluted earnings per common share
As reported	0.20	0.48	0.06	1.06
Pro forma	0.18	0.44	0.01	0.98

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

Index
BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements—(continued)
(All dollar amounts in thousands, except share data)
(Unaudited)

Condensed Consolidating Financial Statements

           The following tables present the condensed consolidating balance sheet at June 30, 2003 and December 31, 2002, the condensed consolidating statements of income for the three months and six months ended June 30, 2003 and 2002, and the condensed consolidating statement of cash flows for the six months ended June 30, 2003 and 2002. The condensed consolidating financial statements present the accounts of Bally Total Fitness Holding Corporation (“Parent”), and its Guarantor and Non-Guarantor subsidiaries, as defined in the indenture to the Bally Total Fitness Holding Corporation 10 ½% Senior Notes due 2011 (“the Notes”) issued in July 2003. The Notes are unconditionally guaranteed, on a joint and several basis, by the Guarantor subsidiaries including substantially all domestic subsidiaries of Bally Total Fitness Holding Corporation. Non-Guarantor subsidiaries include Canadian operations and special purpose entites for accounts receivable and real estate finance programs.

Index
BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements—(continued)
(All dollar amounts in thousands)
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

	June 30, 2003

		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

ASSETS
Current assets:
Cash and equivalents	$-	$15,776	$706	$-	$16,482
Installment contracts
receivable, net	-	-	288,062	-	288,062
Other current assets	-	71,233	1,385	-	72,618

Total current assets	-	87,009	290,153	-	377,162

Installment contracts
receivable, net	-	-	249,813	-	249,813
Property and equipment, net	-	600,427	42,627	-	643,054
Goodwill	31,390	188,164	22,572	-	242,126
Trademarks	6,767	202	-	-	6,969
Intangible assets, net	-	2,508	-	-	2,508
Deferred income taxes	-	81,431	-	-	81,431
Deferred membership
origination costs	-	116,614	1,867	-	118,481
Investment in and advances
to subsidiaries	1,024,637	221,315	-	(1,245,952)	-
Other assets	6,674	5,407	18,955	-	31,036

	$1,069,468	$1,303,077	$625,987	$(1,245,952)	$1,752,580

LIABILITIES AND
STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$-	$55,612	$406	$-	$56,018
Income taxes payable	-	2,155	194	-	2,349
Deferred income taxes	-	27,406	1,044	-	28,450
Accrued liabilities	11,498	77,876	1,188	-	90,562
Current maturities
of long-term debt	20,529	3,499	3,950	-	27,978
Deferred revenues	-	249,239	4,028	-	253,267

Total current liabilities	32,027	415,787	10,810	-	458,624

Long-term debt, less current
maturities	505,579	17,242	172,851	-	695,672
Net affiliate payable	-	605,883	255,867	(861,750)	-
Other liabilities	-	10,419	504	-	10,923
Deferred revenues	-	54,615	884	-	55,499
Stockholders’ equity	531,862	199,131	185,071	(384,202)	531,862

	$1,069,468	$1,303,077	$625,987	$(1,245,952)	$1,752,580

Index
BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements—(continued)
(All dollar amounts in thousands)
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2002

		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

ASSETS
Current assets:
Cash and equivalents	$-	$9,198	$3,709	$-	$12,907
Installment contracts
receivable, net	-	2,416	269,115	-	271,531
Other current assets	-	91,073	1,691	-	92,764

Total current assets	-	102,687	274,515	-	377,202

Installment contracts
receivable, net	-	2,230	248,844	-	251,074
Property and equipment, net	-	613,142	44,397	-	657,539
Goodwill	31,390	187,762	23,702	-	242,854
Trademarks	6,767	202	-	-	6,969
Intangible assets, net	-	2,786	-	-	2,786
Deferred income taxes	-	81,314	-	-	81,314
Deferred membership
origination costs	-	117,832	1,652	-	119,484
Investment in and advances
to subsidiaries	1,025,011	219,730	-	(1,244,741)	-
Other assets	8,024	5,950	18,678	-	32,652

	$1,071,192	$1,333,635	$611,788	$(1,244,741)	$1,771,874

LIABILITIES AND
STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$-	$51,264	$488	$-	$51,752
Income taxes payable	-	1,493	4	-	1,497
Deferred income taxes	-	28,252	1,051	-	29,303
Accrued liabilities	13,832	72,336	1,515	-	87,683
Current maturities
of long-term debt	21,675	4,285	2,944	-	28,904
Deferred revenues	-	267,317	3,714	-	271,031

Total current liabilities	35,507	424,947	9,716	-	470,170

Long-term debt, less current
maturities	506,209	19,148	172,493	-	697,850
Net affiliate payable	-	621,526	258,703	(880,229)	-
Other liabilities	-	10,185	504	-	10,689
Deferred revenues	-	62,761	928	-	63,689
Stockholders’ equity	529,476	195,068	169,444	(364,512)	529,476

	$1,071,192	$1,333,635	$611,788	$(1,244,741)	$1,771,874

Index
BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements—(continued)
(All dollar amounts in thousands)
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	Three Months Ended June 30, 2003

		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Net revenues:
Membership revenue	$-	$165,737	$6,457	$-	$172,194
Products and services	-	72,178	2,114	-	74,292
Miscellaneous revenue	-	4,438	380	-	4,818

	-	242,353	8,951	-	251,304
Operating costs and expenses:
Fitness center operations	-	135,774	5,012	-	140,786
Products and services	-	45,803	1,735	-	47,538
Member processing and
collection centers	-	7,502	5,109	-	12,611
Advertising	-	13,758	373	-	14,131
General and administrative	1,011	7,295	324	-	8,630
Depreciation and amortization	-	18,358	728	-	19,086

	1,011	228,490	13,281	-	242,782

Operating income (loss)	(1,011)	13,863	(4,330)	-	8,522

Equity in net income of subsidiaries	15,443	-	-	(15,443)	-
Finance charges earned	-	-	18,479	-	18,479
Interest expense	(10,495)	(1,019)	(2,422)	-	(13,936)
Other, net	-	(1,763)	59	-	(1,704)

	4,948	(2,782)	16,116	(15,443)	2,839

Income from continuing operations
before income taxes	3,937	11,081	11,786	(15,443)	11,361
Income tax benefit (provision)	2,762	(2,660)	(2,829)	-	(2,727)

Income from continuing operations	6,699	8,421	8,957	(15,443)	8,634
Discontinued operations
Loss from discontinued operations
(net of tax benefit of $74)	-	-	(236)	-	(236)
Loss on disposal	-	-	(1,699)	-	(1,699)

Loss from discontinued operations	-	-	(1,935)	-	(1,935)

Net income	$6,699	$8,421	$7,022	$(15,443)	$6,699

Index
BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements—(continued)
(All dollar amounts in thousands)
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	Three Months Ended June 30, 2002

		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Net revenues:
Membership revenue	$-	$181,829	$6,501	$-	$188,330
Products and services	-	51,689	1,629	-	53,318
Miscellaneous revenue	-	4,171	480	-	4,651

	-	237,689	8,610	-	246,299
Operating costs and expenses:
Fitness center operations	-	135,347	4,751	-	140,098
Products and services	-	32,589	1,163	-	33,752
Member processing and
collection centers	-	6,333	4,708	-	11,041
Advertising	-	16,019	394	-	16,413
General and administrative	1,025	7,036	399	-	8,460
Depreciation and amortization	-	18,350	600	-	18,950

	1,025	215,674	12,015	-	228,714

Operating income (loss)	(1,025)	22,015	(3,405)	-	17,585

Equity in net income of subsidiaries	24,937	-	-	(24,937)	-
Finance charges earned	-	174	17,268	-	17,442
Interest expense	(10,635)	(191)	(2,721)	-	(13,547)
Other, net	-	19	70	-	89

	14,302	2	14,617	(24,937)	3,984

Income from continuing operations
before income taxes	13,277	22,017	11,212	(24,937)	21,569
Income tax benefit (provision)	2,798	(5,544)	(2,430)	-	(5,176)

Income from continuing operations	16,075	16,473	8,782	(24,937)	16,393
Loss from discontinued operations
(net of tax benefit of $100)	-	-	(318)	-	(318)

Net income	$16,075	$16,473	$8,464	$(24,937)	$16,075

Index
BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements—(continued)
(All dollar amounts in thousands)
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	Six Months Ended June 30, 2003

		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Net revenues:
Membership revenue	$-	$333,341	$13,081	$-	$346,422
Products and services	-	145,326	4,104	-	149,430
Miscellaneous revenue	-	8,948	721	-	9,669

	-	487,615	17,906	-	505,521
Operating costs and expenses:
Fitness center operations	-	271,072	10,503	-	281,575
Products and services	-	91,348	3,211	-	94,559
Member processing and
collection centers	-	13,403	10,208	-	23,611
Advertising	-	31,339	725	-	32,064
General and administrative	1,972	14,064	647	-	16,683
Depreciation and amortization	-	37,206	1,436	-	38,642

	1,972	458,432	26,730	-	487,134

Operating income (loss)	(1,972)	29,183	(8,824)	-	18,387

Equity in net income of subsidiaries	19,690	-	-	(19,690)	-
Finance charges earned	-	-	37,362	-	37,362
Interest expense	(21,477)	(1,520)	(4,924)	-	(27,921)
Other, net	-	(1,818)	(2)	-	(1,820)

	(1,787)	(3,338)	32,436	(19,690)	7,621

Income (loss) from continuing
operations before income taxes	(3,759)	25,845	23,612	(19,690)	26,008
Income tax benefit (provision)	5,628	(6,203)	(5,667)	-	(6,242)

Income from continuing operations	1,869	19,642	17,945	(19,690)	19,766
Discontinued operations
Loss from discontinued operations
(net of tax benefit of $196)	-	-	(619)	-	(619)
Loss on disposal	-	-	(1,699)	-	(1,699)

Loss from discontinued operations	-	-	(2,318)	-	(2,318)

Income before cumulative effect of
changes in accounting principles	1,869	19,642	15,627	(19,690)	17,448
Cumulative effect of changes in
accounting principles, net of taxes	-	(15,579)	-	-	(15,579)

Net income	$1,869	$4,063	$15,627	$(19,690)	$1,869

Index
BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements—(continued)
(All dollar amounts in thousands)
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	Six Months Ended June 30, 2002

		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Net revenues:
Membership revenue	$-	$358,047	$12,977	$-	$371,024
Products and services	-	102,566	3,169	-	105,735
Miscellaneous revenue	-	9,080	820	-	9,900

	-	469,693	16,966	-	486,659
Operating costs and expenses:
Fitness center operations	-	268,174	9,728	-	277,902
Products and services	-	64,505	2,280	-	66,785
Member processing and
collection centers	-	14,192	7,801	-	21,993
Advertising	-	32,168	754	-	32,922
General and administrative	2,061	13,022	759	-	15,842
Depreciation and amortization	-	35,185	1,185	-	36,370

	2,061	427,246	22,507	-	451,814

Operating income (loss)	(2,061)	42,447	(5,541)	-	34,845

Equity in net income of subsidiaries	56,024	-	-	(56,024)	-
Finance charges earned	-	351	34,771	-	35,122
Interest expense	(21,284)	(616)	(6,290)	-	(28,190)
Other, net	-	25	138	-	163

	34,740	(240)	28,619	(56,024)	7,095

Income from continuing operations
before income taxes	32,679	42,207	23,078	(56,024)	41,940
Income tax benefit (provision)	2,798	(5,568)	(2,934)	-	(5,704)

Income from continuing operations	35,477	36,639	20,144	(56,024)	36,236
Loss from discontinued operations
(net of tax benefit of $130)	-	-	(759)	-	(759)

Net income	$35,477	$36,639	$19,385	$(56,024)	$35,477

Index
BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements—(continued)
(All dollar amounts in thousands)
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Six Months Ended June 30, 2003

		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

OPERATING:
Net income before cumulative effect of
changes in accounting principles	$1,869	$19,642	$15,627	$(19,690)	$17,448
Adjustments to reconcile to
cash provided —
Depreciation and amortization,
including amortization
included in interest expense	1,355	37,387	1,925	-	40,667
Change in operating assets
and liabilities	(2,338)	(6,465)	(19,756)	-	(28,559)
Loss on disposal of
discontinued operation	-	-	1,699	-	1,699
Stock-based compensation	122	-	-	-	122

Cash provided by (used in)
operating activities	1,008	50,564	(505)	(19,690)	31,377

INVESTING:
Purchases and construction
of property and equipment	-	(20,043)	(156)	-	(20,199)
Acquisitions of businesses and other	-	-	(412)	-	(412)

Cash used in investing activities	-	(20,043)	(568)	-	(20,611)

FINANCING:
Debt transactions —
Net borrowings under revolving
credit agreement	5,000	-	-	-	5,000
Net borrowings (repayments) of
other long-term debt	(6,777)	(6,715)	1,364	-	(12,128)
Debt issuance and refinancing costs	-	-	(458)	-	(458)
Change in net affiliate balances	374	(17,228)	(2,836)	19,690	-

Cash used in debt transactions	(1,403)	(23,943)	(1,930)	19,690	(7,586)

Equity transactions —
Proceeds from issuance of
common stock under stock
purchase and option plans	395	-	-	-	395

Cash used in financing
transactions	(1,008)	(23,943)	(1,930)	19,690	(7,191)

Increase (decrease) in cash and equivalents	-	6,578	(3,003)	-	3,575
Cash and equivalents, beginning of period	-	9,198	3,709	-	12,907

Cash and equivalents, end of period	$-	$15,776	$706	$-	$16,482

Index
BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements—(continued)
(All dollar amounts in thousands)
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Six Months Ended June 30, 2002

		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

OPERATING:
Net income	$35,477	$36,639	$19,385	$(56,024)	$35,477
Adjustments to reconcile to
cash provided —
Depreciation and amortization,
including amortization
included in interest expense	1,073	35,343	2,024	-	38,440
Change in operating assets
and liabilities	(680)	19,429	(65,750)	-	(47,001)

Cash provided by (used in)
operating activities	35,870	91,411	(44,341)	(56,024)	26,916

INVESTING:
Purchases and construction
of property and equipment	-	(39,971)	(3,194)	-	(43,165)
Purchases of real estate	-	(11,510)	-	-	(11,510)
Acquisitions of businesses and other	-	(4,002)	(2,090)	-	(6,092)

Cash used in investing activities	-	(55,483)	(5,284)	-	(60,767)

FINANCING:
Debt transactions —
Net borrowings under revolving
credit agreement	25,000	-	-	-	25,000
Net borrowings (repayments) of
other long-term debt	(2,296)	(10,308)	22,454	-	9,850
Change in net affiliate balances	(61,551)	(21,263)	26,790	56,024	-

Cash provided by (used in)
debt transactions	(38,847)	(31,571)	49,244	56,024	34,850

Equity transactions —
Proceeds from exercise of warrants	2,513	-	-	-	2,513
Proceeds from issuance of
common stock under stock
purchase and option plans	1,324	-	-	-	1,324
Purchases of common stock
for treasury	(860)	-	-	-	(860)

Cash provided by (used in)
financing transactions	(35,870)	(31,571)	49,244	56,024	37,827

Increase (decrease) in cash and equivalents	-	4,357	(381)	-	3,976
Cash and equivalents, beginning of period	-	8,435	875	-	9,310

Cash and equivalents, end of period	$-	$12,792	$494	$-	$13,286

Index
BALLY TOTAL FITNESS HOLDING CORPORATION

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Comparison of the Three Months Ended June 30, 2003 and 2002

           Net revenues for the second quarter of 2003 were $251.3 million compared to $246.3 million in the 2002 quarter, an increase of $5.0 million (2%). Net revenues from comparable fitness centers were essentially unchanged. The $5.0 million increase in net revenues resulted from the following:

  Total membership revenue decreased $16.1 million or 9% (a 10% decline at same clubs), resulting from a $1.7 million or 2% decrease in dues revenue recognized (1% related to same clubs), with a $14.4 million or 16% decline in initial membership fees recognized during the period (19% related to same clubs).

  Products and services revenue increased $21.0 million (39%) from the 2002 quarter, primarily reflecting the continued growth of personal training services, nutritional product sales and the introduction of our Weight Management Program.

  Miscellaneous revenue totaled $4.8 million, an increase of $.2 million from the prior year quarter.

           The weighted-average number of fitness centers increased to 414 from 412 in the second quarter of 2002.

           Gross committed membership fees originated during the second quarter were flat compared to the 2002 quarter, with a 3% decrease at same clubs. The number of new members joining increased 7% during the second quarter of 2003 compared with the same quarter a year ago, with a 5% increase at same clubs. The average committed duration of memberships originated during the second quarter of 2003 was 30.7 months versus 29.8 months in the prior year quarter, a 3% increase. The gross committed monthly membership fees originated during the second quarter of 2003 averaged $38.76 versus $43.45 in the year ago quarter, an 11% decrease. The decrease in the monthly average resulted from a decrease in average membership price during the quarter including a slight decrease in the proportion of multiple-club memberships sold due to apparent price sensitivity of new members.

           Operating income for the second quarter of 2003 was $8.5 million compared to $17.6 million in 2002. Net revenues increased $5.0 million (2%) for the second quarter of 2003, offset by a $13.9 million (7%) increase in operating costs and expenses ($13.8 million of which is related to the growth in products and services revenues), and an increase in depreciation and amortization of $.1 million. Earnings before interest, taxes, depreciation and amortization, including finance charges earned (“EBITDA”) as adjusted, was $46.2 million, a decrease of $7.8 million from the prior year period. The EBITDA margin was 17% in the second quarter of 2003, compared to 20% in the 2002 period. These decreases are due, in part, to the continuing trend of lower initial membership fees originated. The following table is a reconciliation of net income to EBITDA from continuing operations and EBITDA as adjusted (in thousands):

Index
BALLY TOTAL FITNESS HOLDING CORPORATION
Management’s Discussion and Analysis of Financial Condition and
Results of Operations—(continued)

	Three months ended
	June 30

	2003	2002

Net income	$6,699	$16,075
Add:
Depreciation and amortization	19,086	18,950
Interest expense	13,936	13,547
Income tax provision	2,727	5,176
Loss from discontinued operations	1,935	318

EBITDA from continuing operations	44,383	54,066
Add (deduct):
Stock-based compensation	122
Other, net	1,704	(89)

EBITDA as adjusted	$46,209	$53,977

Fitness center operating expenses were essentially unchanged as a result of the implementation of cost reduction initiatives which were offset by planned increases in rent, utilities, insurance and other fixed costs. Products and services expenses increased $13.8 million (41%) to support the revenue growth of product and service offerings. Direct operating margin from products and services increased to $26.8 million from $19.6 million in the 2002 period, a 37% increase (29% related to same clubs), with a margin of 36% in the 2003 period compared to 37% in the prior year. Member processing and collection center expenses increased $1.6 million (14%) compared to the prior year quarter, reflecting increased telecommunication and member mailing costs. Advertising expenses decreased $2.3 million (14%) compared to the prior year quarter reflecting savings through reductions in discretionary spending. General and administrative expenses increased $.2 million (2%) compared to the prior year quarter. Depreciation and amortization expense increased $.1 million (1%) compared to the prior year quarter.

           Finance charges earned in excess of interest expense totaled $4.5 million in the second quarter of 2003, an increase of $.6 million over the prior year period resulting principally from lower interest rates on the Company’s borrowings and higher finance charges earned.

           Other, net expense was $1.7 million for the three months ended June 30, 2003. During the quarter the Company sold a portion of its non-performing, previously written down installment accounts receivable to a third party for $2.2 million. Based on the carrying value of these accounts determined using estimates of recoveries expected through routine collection processes, a non-cash charge of $1.7 million ($1.3 million net of taxes) was recorded in the quarter.

           The Company is reporting as discontinued operations an internet-based start-up company which was liquidated. As a result, a loss from discontinued operations of $1.9 million, net of taxes, was recorded during the second quarter of 2003.

Index
BALLY TOTAL FITNESS HOLDING CORPORATION
Management’s Discussion and Analysis of Financial Condition and
Results of Operations—(continued)

Comparison of the Six Months Ended June 30, 2003 and 2002

           Net revenues for the first six months of 2003 were $505.5 million compared to $486.7 million in 2002, an increase of $18.9 million (4%). Net revenues from comparable fitness centers increased 2%. The $18.9 million increase in net revenues resulted from the following:

  Total membership revenue decreased $24.6 million or 7% (an 8% decline at same clubs), resulting from a $3.6 million or 2% increase in dues revenue recognized (1% related to same clubs), offset by a $28.2 million or 15% decline in initial membership fees recognized during the period (16% related to same clubs).

  Products and services revenue increased $43.7 million (41%) over the prior year period, primarily reflecting the continued growth of personal training services, nutritional product sales and the introduction of our Weight Management Program.

  Miscellaneous revenue totaled $9.7 million, a decrease of $.2 million from the prior year period.

           The weighted-average number of fitness centers increased to 412 from 409 in the first six months of 2002.

           Gross committed membership fees originated during the first six months decreased 2% compared to the 2002 period, with a 4% decrease at same clubs. The number of new members joining increased 6% during the first six months of 2003 compared with the same period a year ago, with a 3% increase at same clubs. The average committed duration of memberships originated during the first six months of 2003 was 30.6 months versus 30.5 months in the prior year period. The gross committed monthly membership fees originated during the first six months of 2003 averaged $40.76 versus $44.19 in the year ago period, an 8% decrease. The decrease in the monthly average resulted from a decrease in average membership price during the period including a slight decrease in the proportion of multiple-club memberships sold due to apparent price sensitivity of new members.

           Operating income for the first six months of 2003 was $18.4 million compared to $34.8 million in 2002. Net revenues increased $18.9 million (4%) for the first six months of 2003, offset by a $33.0 million (8%) increase in operating costs and expenses ($27.8 million of which is related to the growth in products and services revenues), and an increase in depreciation and amortization of $2.3 million. Earnings before interest, taxes, depreciation and amortization, including finance charges earned (“EBITDA”) as adjusted, was $94.5 million, a decrease of $11.8 million from the prior year period. The EBITDA margin was 17% for the first six months of 2003, compared to 20% in the 2002 period. These decreases are due, in part, to the continuing trend of lower initial membership fees originated. The following table is a reconciliation of net income to EBITDA from continuing operations and EBITDA as adjusted (in thousands):

Index
BALLY TOTAL FITNESS HOLDING CORPORATION
Management’s Discussion and Analysis of Financial Condition and
Results of Operations—(continued)

	Six months ended
	June 30

	2003	2002

Net income	$1,869	$35,477
Add:
Depreciation and amortization	38,642	36,370
Interest expense	27,921	28,190
Income tax provision	6,242	5,704
Loss from discontinued operations	2,318	759
Cumulative effect of accounting changes	15,579

EBITDA from continuing operations	92,571	106,500
Add (deduct):
Stock-based compensation	122
Other, net	1,820	(163)

EBITDA as adjusted	$94,513	$106,337

Fitness center operating expenses increased $3.7 million (1%) in the first six months of 2003 compared to the prior year, due to incremental costs of operating new fitness centers and planned increases in rent, utilities, insurance and other fixed costs. Products and services expenses increased $27.8 million (42%) to support the revenue growth of product and service offerings. Direct operating margin from products and services increased to $54.9 million from $39.0 million in the 2002 period, a 41% increase (33% related to same clubs), with a margin of 37% in both periods. Member processing and collection center expenses increased $1.6 million (7%) compared to the prior year period, reflecting increased telecommunication and member mailing costs. Advertising expenses decreased $.9 million (3%) compared to the prior year period. General and administrative expenses increased $.8 million (5%) compared to the prior year period. Depreciation and amortization expense increased $2.3 million (6%), resulting from additional fitness centers and other depreciable assets since the prior year period.

           Finance charges earned in excess of interest expense totaled $9.4 million in the first six months of 2003, an increase of $2.5 million over the prior year period resulting principally from lower interest rates on the Company’s borrowings and higher finance charges earned.

           The income tax provision was $6.2 million for the six months ended June 30, 2003, compared to $5.7 million in the 2002 period. This increase of $.5 million is attributable to lower income from continuing operations in the 2003 period offset by the increase in the Company’s federal income tax rate for reporting purposes to 20%, which became effective April 1, 2002.

Liquidity and Capital Resources

           Cash flows from operating activities were $31.4 million in the first six months of 2003, compared to $26.9 million in the 2002 period. Over the past two years, the Company sold a portion of its installment contracts receivable portfolio to a major financial institution in three bulk sales at net book value, with combined proceeds of approximately $128 million. Excluding the impact of the sales of receivables and net of the change in dues prepayments during the periods, cash flows from operating activities were $50.3 million in the first six months of 2003, compared to $55.3 million in 2002.

           The following table sets forth cash flows from operating activities on a comparable basis to add back actual cash collections on the sold portfolios and to reflect the impact of changes in dues prepayments during each of the periods (in thousands):

Index
BALLY TOTAL FITNESS HOLDING CORPORATION
Management’s Discussion and Analysis of Financial Condition and
Results of Operations—(continued)

	Three months ended		Six months ended
	June 30		June 30

	2003	2002	2003	2002

Cash provided by (used in) operating activities, as reported	$12,076	$(1,029)	$31,377	$26,916
Collections on installment contracts receivable sold	6,415	14,143	19,553	31,100
Changes in dues prepayments	(773)	(1,437)	(634)	(2,762)

Cash flows from operating activities
on a comparable basis	$17,718	$11,677	$50,296	$55,254

           Capital expenditures totaled $20.6 million in the first six months of 2003 compared to $60.8 million in the 2002 period. Capital expenditures for 2003 are not expected to exceed $50 million. The following table details cash used in investing activities during the three and six months ended June 30, 2003 and 2002 (in thousands):

	Three months ended		Six months ended
	June 30		June 30

	2003	2002	2003	2002

Club improvements	$1,935	$4,981	$6,945	$11,449
New clubs	5,098	9,437	7,950	20,343
Club remodels and expansions	1,913	4,767	3,356	9,023
Administrative and systems	1,826	948	1,948	2,350
Real estate purchases and other	9	3,577	412	17,602

	$10,781	$23,710	$20,611	$60,767

           As a result of the decrease in second quarter capital expenditures, our free cash flow (cash provided by operating activities, less cash used in investing activities) was $1.3 million, compared to a deficit of $24.7 million in the 2002 quarter. We are disclosing free cash flow because management believes that it is an important measure of liquidity and investors are focused on our ability to reduce our overall debt. The following table is a reconciliation of cash provided by operating activities to free cash flow (deficit) for the three and six months ended June 30, 2003 and 2002 (in thousands):

	Three months ended		Six months ended
	June 30		June 30

	2003	2002	2003	2002

Cash provided by (used in) operating activities	$12,076	$(1,029)	$31,377	$26,916
Less: Cash used in investing activities	(10,781)	(23,710)	(20,611)	(60,767)

Free cash flow (deficit)	$1,295	$(24,739)	$10,766	$(33,851)

Index
BALLY TOTAL FITNESS HOLDING CORPORATION
Management’s Discussion and Analysis of Financial Condition and
Results of Operations—(continued)

           At the end of the second quarter the Company announced the completion of the refinancing of its existing $132.5 million term loan and $63.5 million outstanding on its revolving credit agreement by issuing $235 million in aggregate principal of 10 ½% Senior Notes due 2011 in an offering under Rule 144A and Regulation S under the Securities Act of 1933, as amended, and had entered into a new $90 million Senior Secured Revolving Credit Facility due 2008. These transactions were funded in July 2003. The amount available under the revolving credit facility is reduced by any outstanding letters of credit, which cannot exceed $30.0 million. As of July 31, 2003, the Company had outstanding $6 million in letters of credit and availability of $84 million on its new $90 million revolving credit line (subsequently increased to $100 million revolving credit line during August 2003). The Company will write off unamortized issuance costs from extinguished debt in the third quarter of 2003. In addition, in July 2003 the Company paid down $25 million on its $155 million Securitization Series 2001-1 and extended the revolving period on $100 million of the balance through July 2005. The balance of $30 million of principal on the securitization which was not extended will begin amortizing in November 2003. As of June 30, 2003, our debt service requirements, including interest, through June 30, 2004 were approximately $77.6 million, exclusive of principal payments on the securitization. We believe that we will be able to satisfy these short-term requirements for debt service and capital expenditures out of available cash balances, cash flow from operations and borrowings on the revolving credit facility.

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

Exhibit 4.1 Indenture dated as of July 2, 2003, between the Company and U.S. Bank National Association, as trustee, including the form of the Note.

Exhibit 4.2 First Supplemental Indenture dated as of July 22, 2003, between the Company and U.S. Bank National Association, as trustee.

Exhibit 10.1 Amendment No. 2 to Series 2001-1 Supplement dated as of July 2, 2003 to the Amended and Restated Pooling and Servicing Agreement dated as of December 16, 1996 among H & T Receivable Funding Corporation, as Transferor, Bally Total Fitness Corporation, as Servicer and JP Morgan Chase Bank, as Trustee.

Exhibit 10.2 Amended and Restated Credit Agreement dated as of July 2, 2003, among the Company, several banks and financial institutions which are parties thereto and JP Morgan Chase Bank, as agent.

Exhibit 10.3 Amendment No. 3 to Series 2001-1 Supplement dated as of July 23, 2003 to the Amended and Restated Pooling and Servicing Agreement dated as of December 16, 1996 among H & T Receivable Funding Corporation, as Transferor, Bally Total Fitness Corporation, as Servicer and JP Morgan Chase Bank, as Trustee.

Exhibit 10.4 Consent and Amendment, dated as of August 11, 2003, under the Credit Agreement, dated as of November 18, 1997, as amended and restated as of July 2, 2003, among the Company, several banks and financial institutions which are parties thereto and JP Morgan Chase Bank, as agent.

Exhibit 18.1 Preferability letter from independent accountants regarding change in accounting principle.

Exhibit 31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

Exhibit 31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

Exhibit 32.1 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

Index
BALLY TOTAL FITNESS HOLDING CORPORATION

(b)	Reports on Form 8-K:

1.	On April 11, 2003 we filed a Current Report on Form 8-K announcing the appointment of a new member to our Board of Directors.

2.	On May 7, 2003 we filed a Current Report on Form 8-K attaching a press release announcing our earnings for the quarter ended March 31, 2003.

3.	On May 21, 2003 we filed a Current Report on Form 8-K attaching a press release announcing the appointment of the Chairman of the Board of Directors.

4.	On June 18, 2003 we filed a Current Report on Form 8-K attaching a press release announcing our intention to issue $200 million aggregate principle amount of unsecured Senior Notes due in an offering under Rule 144A and Regulation S under the Securities Act of 1933, as amended, and enter into a new $90 million senior secured revolving credit facility.

5.	On June 27, 2003 we filed a Current Report on Form 8-K attaching a press release announcing the pricing of the $200 million in aggregate principal amount of Senior Notes due 2011 at 10.5% in a private offering to qualified institutional buyers.

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

Dated: August 14, 2003