Form 10-Q
period 2003-09-30
BALLY TOTAL FITNESS HOLDING CORP
filed 2003-11-12
CIK 770944

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the period ended September 30, 2003

or

[ ]	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

Commission file number:   0-27478

BALLY TOTAL FITNESS HOLDING CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	36-3228107

(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

8700 West Bryn Mawr Avenue, Chicago, Illinois	60631

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:    (773) 380-3000

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

As of October 31, 2003, 34,023,088 shares of the registrant’s common stock were outstanding.

BALLY TOTAL FITNESS HOLDING CORPORATION

INDEX

Page
Number
PART I.   FINANCIAL INFORMATION

Item 1.	Financial statements:

Condensed consolidated balance sheet (unaudited)
September 30, 2003 and December 31, 2002	1

Consolidated statement of income (unaudited)
Three months ended September 30, 2003 and 2002	2

Consolidated statement of income (unaudited)
Nine months ended September 30, 2003 and 2002	3

Consolidated statement of stockholders’ equity (unaudited)
Nine months ended September 30, 2003	4

Consolidated statement of cash flows (unaudited)
Nine months ended September 30, 2003 and 2002	5

Notes to condensed consolidated financial statements
(unaudited)	7

Item 2.	Management’s discussion and analysis of financial
condition and results of operations	22

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	29

Item 4.	Evaluation of Disclosure Controls and Procedures	29

PART II.   OTHER INFORMATION

Item 4.	Submission of matters to a vote of security holders	29

Item 6.	Exhibits and reports on Form 8-K	30

SIGNATURE PAGE	31

Index

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

BALLY TOTAL FITNESS HOLDING CORPORATION
Condensed Consolidated Balance Sheet
(In thousands)
(Unaudited)

	September 30	December 31
	2003	2002

ASSETS
Current assets:
Cash and equivalents	$21,401	$12,907
Installment contracts receivable, net	289,099	271,531
Other current assets	71,374	92,764

Total current assets	381,874	377,202

Installment contracts receivable, net	254,395	251,074
Property and equipment, less accumulated depreciation
and amortization of $587,081 and $538,613	639,373	657,539
Goodwill	242,126	242,854
Trademarks	6,969	6,969
Intangible assets, less accumulated
amortization of $9,870 and $9,453	2,370	2,786
Deferred income taxes	75,178	81,314
Deferred membership origination costs	119,011	119,484
Other assets	35,315	32,652

	$1,756,611	$1,771,874

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$55,315	$51,752
Income taxes payable	784	1,497
Deferred income taxes	24,848	29,303
Accrued liabilities	85,910	87,683
Current maturities of long-term debt	25,538	28,904
Deferred revenues	243,078	271,031

Total current liabilities	435,473	470,170

Long-term debt, less current maturities	719,138	697,850
Other liabilities	10,912	10,689
Deferred revenues	53,961	63,689
Stockholders’ equity	537,127	529,476

	$1,756,611	$1,771,874

See accompanying notes.

Index
BALLY TOTAL FITNESS HOLDING CORPORATION
Consolidated Statement of Income
(In thousands, except per share data)
(Unaudited)

	Three months ended
	September 30

	2003	2002

Net revenues:
Membership revenue	$165,568	$180,480
Products and services	71,586	57,398
Miscellaneous revenue	4,349	5,200

	241,503	243,078
Operating costs and expenses:
Fitness center operations	139,347	140,946
Products and services	44,791	36,681
Member processing and collection centers	12,057	11,686
Advertising	11,935	12,221
General and administrative	8,620	7,916
Special charges		6,500
Depreciation and amortization	19,276	19,567

	236,026	235,517

Operating income	5,477	7,561

Finance charges earned	19,436	16,815
Interest expense	(15,651)	(13,796)
Other, net	(2,858)	(556)

	927	2,463

Income from continuing operations before income taxes	6,404	10,024
Income tax provision	(1,537)	(2,406)

Income from continuing operations	4,867	7,618
Loss from discontinued operations (net of tax benefit
of $40 and $125, in 2003 and 2002, respectively)	(126)	(394)

Net income	$4,741	$7,224

Basic earnings per common share:
Income from continuing operations	$0.15	$0.23
Loss from discontinued operations		(0.01)

Net income per common share	$0.15	$0.22

Diluted earnings per common share:
Income from continuing operations	$0.14	$0.23
Loss from discontinued operations		(0.01)

Net income per common share	$0.14	$0.22

Pro forma amounts, assuming the new accounting principle is applied retroactively:
Income from continuing operations	$4,867	$7,259
Net income	4,741	6,865
Basic net income per common share	0.15	0.21
Diluted net income per common share	0.14	0.21

See accompanying notes.

Index
BALLY TOTAL FITNESS HOLDING CORPORATION
Consolidated Statement of Income
(In thousands, except per share data)
(Unaudited)

	Nine months ended
	September 30

	2003	2002

Net revenues:
Membership revenue	$511,990	$551,544
Products and services	221,016	163,133
Miscellaneous revenue	14,018	15,060

	747,024	729,737
Operating costs and expenses:
Fitness center operations	420,922	418,848
Products and services	139,350	103,466
Member processing and collection centers	35,668	33,679
Advertising	43,999	45,143
General and administrative	25,303	23,758
Special charges		6,500
Depreciation and amortization	57,918	55,937

	723,160	687,331

Operating income	23,864	42,406

Finance charges earned	56,798	51,937
Interest expense	(43,572)	(41,986)
Other, net	(4,678)	(393)

	8,548	9,558

Income from continuing operations before income taxes	32,412	51,964
Income tax provision	(7,779)	(8,110)

Income from continuing operations	24,633	43,854
Discontinued operations
Loss from discontinued operations (net of tax benefit
of $236 and $255, in 2003 and 2002, respectively)	(745)	(1,153)
Loss on disposal	(1,699)

Loss from discontinued operations	(2,444)	(1,153)

Income before cumulative effect of changes in accounting principles	22,189	42,701
Cumulative effect of changes in accounting principles, net of taxes	(15,579)

Net income	$6,610	$42,701

Basic earnings per common share:
Income from continuing operations	$0.75	$1.37
Loss from discontinued operations	(0.07)	(0.04)
Cumulative effect of changes in accounting principles	(0.48)

Net income per common share	$0.20	$1.33

Diluted earnings per common share:
Income from continuing operations	$0.74	$1.32
Loss from discontinued operations	(0.07)	(0.03)
Cumulative effect of changes in accounting principles	(0.47)

Net income per common share	$0.20	$1.29

Pro forma amounts, assuming the new accounting principle is applied retroactively:
Income from continuing operations	$24,633	$45,742
Net income	22,189	44,589
Basic net income per common share	0.68	1.39
Diluted net income per common share	0.67	1.35

See accompanying notes.

Index
BALLY TOTAL FITNESS HOLDING CORPORATION
Consolidated Statement of Stockholders’ Equity
(In thousands, except share data)
(Unaudited)

	Common stock				Unearned
					compensation	Common	Total
		Par	Contributed	Accumulated	(restricted	stock in	stockholders’
	Shares	value	capital	deficit	stock)	treasury	equity

Balance at December 31, 2002	33,193,425	$338	$670,561	$(104,279)	$(25,509)	$(11,635)	$529,476

Net income				6,610			6,610

Restricted stock activity	695,000	7	4,191		(3,854)		344

Issuance of common stock under
stock purchase and option plans	131,330	2	695				697

Balance at September 30, 2003	34,019,755	$347	$675,447	$(97,669)	$(29,363)	$(11,635)	$537,127

See accompanying notes.

Index
BALLY TOTAL FITNESS HOLDING CORPORATION
Consolidated Statement of Cash Flows
(In thousands)
(Unaudited)

	Nine months ended
	September 30

	2003	2002

OPERATING:
Net income before cumulative effect of changes in accounting principles	$22,189	$42,701
Adjustments to reconcile to cash provided —
Depreciation and amortization, including amortization
included in interest expense	60,650	58,895
Change in operating assets and liabilities	(49,357)	(66,533)
Write-off of debt issuance costs	2,562
Loss on disposal of discontinued operations	1,699
Stock-based compensation	344

Cash provided by operating activities	38,087	35,063

INVESTING:
Purchases and construction of property and equipment	(31,508)	(61,991)
Purchases of real estate		(11,510)
Acquisitions of businesses and other	(501)	(6,217)

Cash used in investing activities	(32,009)	(79,718)

FINANCING:
Debt transactions —
Net borrowings (repayments) under revolving credit agreement	(49,500)	35,900
Net borrowings of other long-term debt	61,009	9,643
Debt issuance and refinancing costs	(9,790)	(270)

Cash provided by debt transactions	1,719	45,273

Equity transactions —
Proceeds from exercise of warrants		2,513
Proceeds from issuance of common stock under stock
purchase and option plans	697	1,754
Purchases of common stock for treasury		(860)

Cash provided by financing transactions	2,416	48,680

Increase in cash and equivalents	8,494	4,025
Cash and equivalents, beginning of period	12,907	9,310

Cash and equivalents, end of period	$21,401	$13,335

See accompanying notes.

Index
BALLY TOTAL FITNESS HOLDING CORPORATION
Consolidated Statement of Cash Flows — (continued)
(In thousands)
(Unaudited)

	Nine months ended
	September 30

	2003	2002

SUPPLEMENTAL CASH FLOWS INFORMATION:

Changes in operating assets and liabilites:
Increase in installment contracts receivable	$(20,742)	$(67,488)
Decrease (increase) in other current and other assets	1,686	(12,857)
Decrease (increase) in deferred membership origination costs	473	(6,805)
Increase in accounts payable	3,582	13,264
Increase in income taxes payable and deferred income taxes	5,847	7,043
Increase (decrease) in accrued and other liabilities	(1,987)	8,175
Decrease in deferred revenues	(38,216)	(7,865)

Change in operating assets and liabilities	$(49,357)	$(66,533)

Cash payments for interest and income taxes
were as follows —
Interest paid	$30,477	$34,139
Interest capitalized	(844)	(2,442)
Income taxes paid, net	1,698	909

Investing and financing activities exclude the following
non-cash transactions —
Acquisitions of property and equipment
through capital leases/borrowings	$7,210	$11,231
Acquisitions of businesses with common stock		8,855
Restricted stock activity	4,191	4,619
Debt, including assumed debt related to
acquisition of businesses		2,846

See accompanying notes.

Index
BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements
(All dollar amounts in thousands, except share data)
(Unaudited)

Basis of presentation

           The accompanying condensed consolidated financial statements include the accounts of Bally Total Fitness Holding Corporation (the “Company”) and the subsidiaries that it controls. The Company, through its subsidiaries, is a commercial operator of 415 fitness centers at September 30, 2003 concentrated in 29 states and Canada. Additionally, the Company has twelve clubs operated pursuant to franchise and joint venture agreements in the United States, Asia, and the Caribbean. The Company operates in one industry segment, and all significant revenues arise from the commercial operation of fitness centers, primarily in major metropolitan markets in the United States and Canada. Unless otherwise specified in the text, references to the Company include the Company and its subsidiaries. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

           All adjustments have been recorded which are, in the opinion of management, necessary for a fair presentation of the condensed consolidated balance sheet of the Company at September 30, 2003, its consolidated statements of income for the three and nine months ended September 30, 2003 and 2002, its consolidated statement of stockholders’ equity for the nine months ended September 30, 2003, and its consolidated statement of cash flows for the nine months ended September 30, 2003 and 2002. All such adjustments were of a normal recurring nature.

           The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States which require the Company’s management to make estimates and assumptions that affect the amounts reported therein. Actual results could vary from such estimates. In addition, certain reclassifications have been made to prior period financial statements to conform with the 2003 presentation.

           As defined in the indenture to the Bally Total Fitness Holding Corporation 10½% Senior Notes, due 2011, guarantor subsidiaries include:

           59th Street Gym LLC; 708 Gym LLC; Ace LLC; Bally Fitness Franchising, Inc.; Bally Franchise RSC, Inc.; Bally Franchising Holdings, Inc.; Bally Total Fitness Clinics, Inc.; Bally Total Fitness Corporation; Bally Total Fitness International, Inc.; Bally Total Fitness of Missouri, Inc.; Bally Total Fitness of Toledo, Inc.; Bally’s Fitness and Racquet Clubs, Inc.; BFIT Rehabilitation Services, Inc.; BFIT Rehab of Boca Raton, Inc.; BFIT Rehab of Kendall, Inc.; BFIT Rehab of West Palm Beach, Inc.; Connecticut Coast Fitness Centers, Inc.; Connecticut Valley Fitness Centers, Inc.; Crunch LA LLC; Crunch World LLC; Flambe LLC; Greater Philly No. 1 Holding Company; Greater Philly No. 2 Holding Company; Health & Tennis Corporation of New York; Holiday Health Clubs of the East Coast, Inc.; Holiday Health & Fitness Centers of New York, Inc.; Holiday Health Clubs and Fitness Centers, Inc.; Holiday Health Clubs of the Southeast, Inc.; Holiday/Southeast Holding Corp.; Holiday Spa Health Clubs of California; Holiday Universal, Inc.; Crunch Fitness International, Inc.; Jack La Lanne Fitness Centers, Inc.; Jack La Lanne Holding Corp.; Manhattan Sports Club, Inc.; Mission Impossible, LLC; New Fitness Holding Co., Inc.; Nycon Holding Co., Inc.; Physical Fitness Centers of Philadelphia, Inc.; PowerFlex Corporation; Providence Fitness Centers, Inc.; Rhode Island Holding Company; Scandinavian Health Spa, Inc.; Scandinavian US Swim & Fitness, Inc., Soho Ho LLC; Sportslife, Inc.; Sportslife Gwinnett, Inc.; Sportslife Roswell, Inc.; Sportslife Stone Mountain, Inc.; Sportslife Town Center II, Inc.; Tidelands Holiday Health Clubs, Inc.; U.S. Health, Inc.; and West Village Gym at the Archives LLC.

Index
BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements—(continued)
(All dollar amounts in thousands, except share data)
(Unaudited)

Changes in accounting principles

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

           In the second quarter of 2003, the Company changed its accounting method (effective January 1, 2003) related to the recognition of recoveries of unpaid dues under inactive membership contracts from accrual-based estimations to a cash basis of recognition, which is considered a preferable method of accounting for such past due amounts since it is less reliant on estimations. The effect of this change was a cumulative non-cash charge of $15,414 (net of tax effect of $4,868) or $.47 per diluted share. As a result of recording the cumulative effect adjustment as of the beginning of the year, membership revenue increased during the first quarter of 2003 by $1,149. Net income for the first quarter of 2003 increased by $873 and basic and diluted earnings per share increased by $.03.

Seasonal factors

           The Company’s operations are subject to seasonal factors and, therefore, the results of operations for the nine months ended September 30, 2003 and 2002 are not necessarily indicative of the results of operations for the full year.

Market risk

           The Company is exposed to market risk from changes in the interest rates on certain of its outstanding debt. The outstanding loan balance under its bank credit facility and the Series 2001-1 accounts receivable-backed variable funding certificates bear interest at variable rates based upon prevailing short-term interest rates in the United States and Europe.

           The Company has an 8.5% interest rate cap on the Series 2001-1 accounts receivable-backed variable funding certificates which covers the outstanding $130 million (as of September 30, 2003) of principal through its original principal repayment schedule. Additionally, on $100 million of the variable funding certificates which were refinanced, the Company has purchased a 7.75% rate cap extending through the refinanced period. The Company has also entered into interest rate swap agreements whereby the fixed interest commitment on $200 million of outstanding principal on the Company’s 9.875% Senior Subordinated Notes, due 2007, was swapped for a variable rate commitment based on the six-month Euro rate, plus 6.01% (7.13% at September 30, 2003).

Index
BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements—(continued)
(All dollar amounts in thousands, except share data)
(Unaudited)

Installment contracts receivable
	September 30	December 31
	2003	2002

Current:
Installment contracts receivable	$415,483	$404,707
Unearned finance charges	(40,011)	(36,015)
Allowance for doubtful receivables and cancellations	(86,373)	(97,161)

	$289,099	$271,531

Long-term:
Installment contracts receivable	$342,311	$343,749
Unearned finance charges	(24,217)	(22,396)
Allowance for doubtful receivables and cancellations	(63,699)	(70,279)

	$254,395	$251,074

Allowance for doubtful receivables and cancellations

	Three months ended		Nine months ended
	September 30		September 30

	2003	2002	2003	2002

Balance at beginning of period	$162,691	$130,860	$167,440	$130,504
Contract cancellations and
write-offs of uncollectible
amounts, net of recoveries	(84,685)	(81,268)	(258,589)	(258,448)
Provision for cancellations and
doubtful receivables	72,066	84,119	241,221	261,655

Balance at end of period	$150,072	$133,711	$150,072	$133,711

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

	Three months ended		Nine months ended
	September 30		September 30

	2003	2002	2003	2002

Gross committed membership fees	$266,231	$287,389	$857,333	$888,117
Less: Committed monthly dues	(66,592)	(59,385)	(199,503)	(180,600)
Provision for doubtful receivables
and cancellations	(72,066)	(84,119)	(241,221)	(261,655)
Unearned finance charges and other	(40,663)	(42,134)	(134,450)	(122,366)
Products and services revenues
included in membership programs	(31,306)	(20,349)	(96,626)	(57,348)

Initial membership fees originated, net	$55,604	$81,402	$185,533	$266,148

           The following presents the components of membership revenue as presented in the accompanying consolidated statements of income:

	Three months ended		Nine months ended
	September 30		September 30

	2003	2002	2003	2002

Initial membership fees:
Originated, net	$55,604	$81,402	$185,533	$266,148
Decrease in deferral	13,963	4,848	38,607	2,885

	69,567	86,250	224,140	269,033
Dues:
Dues collected	98,237	91,624	288,241	277,532
Decrease (increase) in deferral	(2,236)	2,606	(391)	4,979

	96,001	94,230	287,850	282,511

Membership revenue	$165,568	$180,480	$511,990	$551,544

Index
BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements—(continued)
(All dollar amounts in thousands, except share data)
(Unaudited)

Products and services
	Three months ended		Nine months ended
	September 30		September 30

	2003	2002	2003	2002

Net revenues:
Retail and nutritional supplements—
Membership programs	$3,290	$7,305	$14,667	$22,815
Other sales	14,138	13,791	43,753	42,024
Personal training—
Membership programs	28,016	13,044	81,959	34,533
Other sales	26,142	21,389	79,397	58,785
Financial services		1,869	1,240	4,976

	71,586	57,398	221,016	163,133
Direct operating costs and expenses:
Retail and nutritional supplements	15,081	16,221	49,756	48,266
Personal training	29,710	20,460	89,594	55,200

	44,791	36,681	139,350	103,466

Direct operating margin	$26,795	$20,717	$81,666	$59,667

Margin percentage	37%	36%	37%	37%

Earnings per common share

           Basic earnings per common share for each period is computed based on the weighted average number of shares of common stock outstanding of 32,662,634 and 32,379,261 for the three months ended September 30, 2003 and 2002, respectively, and 32,632,527 and 32,069,163 for the nine months ended September 30, 2003 and 2002, respectively. Diluted earnings per common share for each period includes the addition of common stock equivalents of 1,008,041 and 625,467 for the three months ended September 30, 2003 and 2002, respectively, and 582,601 and 1,021,453 for the nine months ended September 30, 2003 and 2002, respectively. Common stock equivalents represent the dilutive effect of the assumed exercise of outstanding warrants and stock options. Options outstanding to purchase 2,975,594 and 3,069,125 shares of common stock at September 30, 2003 and 2002, respectively, were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market prices of the Company’s common shares. The range of exercise prices per share for these options was between $12.00 and $36.00 and $15.31 and $36.00 at September 30, 2003 and 2002, respectively.

Income taxes

           At September 30, 2003, for accounting purposes, the Company had approximately $103,000 of unrecognized federal net operating loss carryforwards. Separately, the Company’s alternative minimum tax (“AMT”) net operating loss carryforwards have been substantially recognized. Therefore, having fully recognized AMT net operating loss carryforwards for reporting purposes, the Company’s federal income tax rate increased to 20% during the second quarter of 2002. The 20% federal rate will remain in effect until such time

Index
BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements—(continued)
(All dollar amounts in thousands, except share data)
(Unaudited)

as all of the Company’s AMT credits are fully utilized, which is not currently expected before 2006. The balance of the provision consists primarily of taxes owed to states where local earnings are no longer offset by state net operating loss carryforwards.

           For federal income tax payment purposes, the Company has available net operating loss carryforwards exceeding $343,000 and AMT net operating loss carryfowards in excess of $203,000. Therefore, the Company currently does not expect to make any significant federal tax payments earlier than 2006. At such time, the Company will be required to pay taxes at the 20% AMT rate for periods currently estimated to extend beyond 2006, including those periods benefited by AMT credits.

Stock Plans

           The Company accounts for its stock-based compensation plans, described in the Company’s 2002 Annual Report on Form 10-K, using the intrinsic value method and in accordance with the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost related to option plans was reflected in net income, as all options granted under those plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant. The Company has recorded compensation expense related to the restricted stock grants which vest over time. The following table illustrates, in accordance with the provisions of Statement of Financial Accounting Standards No. 148, Accounting for Stock–Based Compensation–Transition and Disclosure, the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three months ended		Nine months ended
	September 30		September 30

	2003	2002	2003	2002

Net income, as reported	$4,741	$7,224	$6,610	$42,701
Plus: stock-based compensation expense
included in net income, net of tax	168		261
Less: stock-based compensation expense
determined under fair value based
method, net of tax	(1,007)	(1,113)	(2,613)	(3,828)

Pro forma net income	$3,902	$6,111	$4,258	$38,873

Basic earnings per common share
As reported	$0.15	$0.22	$0.20	$1.33
Pro forma	0.12	0.19	0.13	1.21
Diluted earnings per common share
As reported	0.14	0.22	0.20	1.29
Pro forma	0.12	0.19	0.13	0.17

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

Condensed Consolidating Financial Statements

           Condensed consolidating financial statements present the accounts of Bally Total Fitness Holding Corporation (“Parent”), and its Guarantor and Non-Guarantor subsidiaries, as defined in the indenture to the Bally Total Fitness Holding Corporation 10 ½% Senior Notes due 2011 (“the Notes”) issued in July 2003. The Notes are unconditionally guaranteed, on a joint and several basis, by the Guarantor subsidiaries including substantially all domestic subsidiaries of Bally Total Fitness Holding Corporation. Non-Guarantor subsidiaries include Canadian operations and special purpose entities for accounts receivable and real estate finance programs. The following tables present the condensed consolidating balance sheet at September 30, 2003 and December 31, 2002, the condensed consolidating statements of income for the three months and nine months ended September 30, 2003 and 2002, and the condensed consolidating statement of cash flows for the nine months ended September 30, 2003 and 2002.

Index
BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements—(continued)
(All dollar amounts in thousands)
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

	September 30, 2003

		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

ASSETS
Current assets:
Cash and equivalents	$-	$18,097	$3,304	$-	$21,401
Installment contracts
receivable, net	-	-	289,099	-	289,099
Other current assets	-	69,827	1,547	-	71,374

Total current assets	-	87,924	293,950	-	381,874

Installment contracts
receivable, net	-	-	254,395	-	254,395
Property and equipment, net	-	596,966	42,407	-	639,373
Goodwill	31,390	188,164	22,572	-	242,126
Trademarks	6,767	202	-	-	6,969
Intangible assets, net	-	2,370	-	-	2,370
Deferred income taxes	-	75,178	-	-	75,178
Deferred membership
origination costs	-	117,013	1,998	-	119,011
Investment in and advances
to subsidiaries	1,081,966	221,315	-	(1,303,281)	-
Other assets	11,749	6,478	17,088	-	35,315

	$1,131,872	$1,295,610	$632,410	$(1,303,281)	$1,756,611

LIABILITIES AND
STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$-	$55,148	$167	$-	$55,315
Income taxes payable	-	590	194	-	784
Deferred income taxes	-	23,804	1,044	-	24,848
Accrued liabilities	21,575	62,205	2,130	-	85,910
Current maturities
of long-term debt	18,180	3,395	3,963	-	25,538
Deferred revenues	-	238,981	4,097	-	243,078

Total current liabilities	39,755	384,123	11,595	-	435,473

Long-term debt, less current
maturities	554,990	17,290	146,858	-	719,138
Net affiliate payable	-	625,866	278,243	(904,109)	-
Other liabilities	-	10,407	505	-	10,912
Deferred revenues	-	53,062	899	-	53,961
Stockholders’ equity	537,127	204,862	194,310	(399,172)	537,127

	$1,131,872	$1,295,610	$632,410	$(1,303,281)	$1,756,611

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

Index
BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements—(continued)
(All dollar amounts in thousands)
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	Three Months Ended September 30, 2003

		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Net revenues:
Membership revenue	$-	$158,860	$6,708	$-	$165,568
Products and services	-	69,679	1,907	-	71,586
Miscellaneous revenue	-	4,006	343	-	4,349

	-	232,545	8,958	-	241,503
Operating costs and expenses:
Fitness center operations	-	133,987	5,360	-	139,347
Products and services	-	43,214	1,577	-	44,791
Member processing and
collection centers	-	7,461	4,596	-	12,057
Advertising	-	11,434	501	-	11,935
General and administrative	911	7,388	321	-	8,620
Depreciation and amortization	-	18,544	732	-	19,276

	911	222,028	13,087	-	236,026

Operating income (loss)	(911)	10,517	(4,129)	-	5,477

Equity in net income of subsidiaries	14,970	-	-	(14,970)	-
Finance charges earned	-	-	19,436	-	19,436
Interest expense	(12,548)	(374)	(2,729)	-	(15,651)
Other, net	-	(2,602)	(256)	-	(2,858)

	2,422	(2,976)	16,451	(14,970)	927

Income from continuing operations
before income taxes	1,511	7,541	12,322	(14,970)	6,404
Income tax benefit (provision)	3,230	(1,810)	(2,957)	-	(1,537)

Income from continuing operations	4,741	5,731	9,365	(14,970)	4,867
Loss from discontinued operations
(net of tax benefit of $40)	-	-	(126)	-	(126)

Net income	$4,741	$5,731	$9,239	$(14,970)	$4,741

Index
BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements—(continued)
(All dollar amounts in thousands)
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	Three Months Ended September 30, 2002

		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Net revenues:
Membership revenue	$-	$173,663	$6,817	$-	$180,480
Products and services	-	55,949	1,449	-	57,398
Miscellaneous revenue	-	4,862	338	-	5,200

	-	234,474	8,604	-	243,078
Operating costs and expenses:
Fitness center operations	-	135,986	4,960	-	140,946
Products and services	-	35,576	1,105	-	36,681
Member processing and
collection centers	-	6,612	5,074	-	11,686
Advertising	-	11,885	336	-	12,221
General and administrative	1,025	6,494	397	-	7,916
Special charges	-	6,500	-	-	6,500
Depreciation and amortization	-	18,975	592	-	19,567

	1,025	222,028	12,464	-	235,517

Operating income (loss)	(1,025)	12,446	(3,860)	-	7,561

Equity in net income of subsidiaries	16,226	-	-	(16,226)	-
Finance charges earned	-	168	16,647	-	16,815
Interest expense	(10,820)	(333)	(2,643)	-	(13,796)
Other, net	-	6	(562)	-	(556)

	5,406	(159)	13,442	(16,226)	2,463

Income from continuing operations
before income taxes	4,381	12,287	9,582	(16,226)	10,024
Income tax benefit (provision)	2,843	(2,694)	(2,555)	-	(2,406)

Income from continuing operations	7,224	9,593	7,027	(16,226)	7,618
Loss from discontinued operations
(net of tax benefit of $125)	-	-	(394)	-	(394)

Net income	$7,224	$9,593	$6,633	$(16,226)	$7,224

Index
BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements—(continued)
(All dollar amounts in thousands)
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	Nine Months Ended September 30, 2003

		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Net revenues:
Membership revenue	$-	$492,201	$19,789	$-	$511,990
Products and services	-	215,005	6,011	-	221,016
Miscellaneous revenue	-	12,954	1,064	-	14,018

	-	720,160	26,864	-	747,024
Operating costs and expenses:
Fitness center operations	-	405,059	15,863	-	420,922
Products and services	-	134,562	4,788	-	139,350
Member processing and
collection centers	-	20,864	14,804	-	35,668
Advertising	-	42,773	1,226	-	43,999
General and administrative	2,883	21,452	968	-	25,303
Depreciation and amortization	-	55,750	2,168	-	57,918

	2,883	680,460	39,817	-	723,160

Operating income (loss)	(2,883)	39,700	(12,953)	-	23,864

Equity in net income of subsidiaries	34,660	-	-	(34,660)	-
Finance charges earned	-	-	56,798	-	56,798
Interest expense	(34,025)	(1,894)	(7,653)	-	(43,572)
Other, net	-	(4,420)	(258)	-	(4,678)

	635	(6,314)	48,887	(34,660)	8,548

Income (loss) from continuing
operations before income taxes	(2,248)	33,386	35,934	(34,660)	32,412
Income tax benefit (provision)	8,858	(8,013)	(8,624)	-	(7,779)

Income from continuing operations	6,610	25,373	27,310	(34,660)	24,633
Discontinued operations
Loss from discontinued operations
(net of tax benefit of $236)	-	-	(745)	-	(745)
Loss on disposal	-	-	(1,699)	-	(1,699)

Loss from discontinued operations	-	-	(2,444)	-	(2,444)

Income before cumulative effect of
changes in accounting principles	6,610	25,373	24,866	(34,660)	22,189
Cumulative effect of changes in
accounting principles, net of taxes	-	(15,579)	-	-	(15,579)

Net income	$6,610	$9,794	$24,866	$(34,660)	$6,610

Index
BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements—(continued)
(All dollar amounts in thousands)
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	Nine Months Ended September 30, 2002

		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Net revenues:
Membership revenue	$-	$531,710	$19,834	$-	$551,544
Products and services	-	158,515	4,618	-	163,133
Miscellaneous revenue	-	13,942	1,118	-	15,060

	-	704,167	25,570	-	729,737
Operating costs and expenses:
Fitness center operations	-	404,160	14,688	-	418,848
Products and services	-	100,081	3,385	-	103,466
Member processing and
collection centers	-	20,804	12,875	-	33,679
Advertising	-	44,053	1,090	-	45,143
General and administrative	3,086	19,516	1,156	-	23,758
Special charges	-	6,500	-	-	6,500
Depreciation and amortization	-	54,160	1,777	-	55,937

	3,086	649,274	34,971	-	687,331

Operating income (loss)	(3,086)	54,893	(9,401)	-	42,406

Equity in net income of subsidiaries	72,250	-	-	(72,250)	-
Finance charges earned	-	519	51,418	-	51,937
Interest expense	(32,104)	(949)	(8,933)	-	(41,986)
Other, net	-	31	(424)	-	(393)

	40,146	(399)	42,061	(72,250)	9,558

Income from continuing operations
before income taxes	37,060	54,494	32,660	(72,250)	51,964
Income tax benefit (provision)	5,641	(8,262)	(5,489)	-	(8,110)

Income from continuing operations	42,701	46,232	27,171	(72,250)	43,854
Loss from discontinued operations
(net of tax benefit of $255)	-	-	(1,153)	-	(1,153)

Net income	$42,701	$46,232	$26,018	$(72,250)	$42,701

Index
BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements—(continued)
(All dollar amounts in thousands)
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Nine Months Ended September 30, 2003

		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

OPERATING:
Net income before cumulative effect of
changes in accounting principles	$6,610	$25,373	$24,866	$(34,660)	$22,189
Adjustments to reconcile to
cash provided —
Depreciation and amortization,
including amortization
included in interest expense	1,503	56,006	3,141	-	60,650
Change in operating assets
and liabilities	8,130	(32,591)	(24,896)	-	(49,357)
Write-off of debt issuance costs	2,232	-	330	-	2,562
Loss on disposal of
discontinued operation	-	-	1,699	-	1,699
Stock-based compensation	344	-	-	-	344

Cash provided by
operating activities	18,819	48,788	5,140	(34,660)	38,087

INVESTING:
Purchases and construction
of property and equipment	-	(30,838)	(670)	-	(31,508)
Acquisitions of businesses and other	-	-	(501)	-	(501)

Cash used in investing activities	-	(30,838)	(1,171)	-	(32,009)

FINANCING:
Debt transactions —
Net repayments under revolving
credit agreement	(49,500)	-	-	-	(49,500)
Net borrowings (repayments) of
other long-term debt	94,786	(10,724)	(23,053)	-	61,009
Debt issuance and refinancing
costs	(7,847)	-	(1,943)	-	(9,790)
Change in net affiliate balances	(56,955)	1,673	20,622	34,660	-

Cash provided by (used in)
debt transactions	(19,516)	(9,051)	(4,374)	34,660	1,719

Equity transactions —
Proceeds from issuance of
common stock under stock
purchase and option plans	697	-	-	-	697

Cash provided by (used in)
financing transactions	(18,819)	(9,051)	(4,374)	34,660	2,416

Increase (decrease) in cash and equivalents	-	8,899	(405)	-	8,494
Cash and equivalents, beginning of period	-	9,198	3,709	-	12,907

Cash and equivalents, end of period	$-	$18,097	$3,304	$-	$21,401

Index
BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements—(continued)
(All dollar amounts in thousands)
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Nine Months Ended September 30, 2002

		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

OPERATING:
Net income	$42,701	$46,232	$26,018	$(72,250)	$42,701
Adjustments to reconcile to
cash provided —
Depreciation and amortization,
including amortization
included in interest expense	1,612	54,400	2,883	-	58,895
Change in operating assets
and liabilities	7,391	8,714	(82,638)	-	(66,533)

Cash provided by (used in)
operating activities	51,704	109,346	(53,737)	(72,250)	35,063

INVESTING:
Purchases and construction
of property and equipment	-	(56,540)	(5,451)	-	(61,991)
Purchases of real estate	-	(11,510)	-	-	(11,510)
Acquisitions of businesses and other	-	(4,212)	(2,005)	-	(6,217)

Cash used in investing activities	-	(72,262)	(7,456)	-	(79,718)

FINANCING:
Debt transactions —
Net borrowings under revolving
credit agreement	35,900	-	-	-	35,900
Net borrowings (repayments) of
other long-term debt	(2,712)	(9,359)	21,714	-	9,643
Debt issuance and refinancing
costs	(270)	-	-	-	(270)
Change in net affiliate balances	(88,029)	(22,963)	38,742	72,250	-

Cash provided by (used in)
debt transactions	(55,111)	(32,322)	60,456	72,250	45,273

Equity transactions —
Proceeds from exercise of warrants	2,513	-	-	-	2,513
Proceeds from issuance of
common stock under stock
purchase and option plans	1,754	-	-	-	1,754
Purchases of common stock
for treasury	(860)	-	-	-	(860)

Cash provided by (used in)
financing transactions	(51,704)	(32,322)	60,456	72,250	48,680

Increase (decrease) in cash and equivalents	-	4,762	(737)	-	4,025
Cash and equivalents, beginning of period	-	8,435	875	-	9,310

Cash and equivalents, end of period	$-	$13,197	$138	$-	$13,335

Index
BALLY TOTAL FITNESS HOLDING CORPORATION

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Comparison of the Three Months Ended September 30, 2003 and 2002

           Net revenues for the third quarter of 2003 were $241.5 million compared to $243.1 million in the 2002 quarter, a decrease of $1.6 million (1%). Net revenues from comparable fitness centers decreased 2%. The $1.6 million decrease in net revenues resulted from the following:

•	Total membership revenue decreased $14.9 million or 8% (8% decline at same clubs), resulting from a $16.7 million or 19% decline in initial membership fees recognized during the period (18% related to same clubs) offset by a $1.8 million or 2% increase in dues revenue recognized (2% increase at same clubs).

•	Products and services revenue increased $14.2 million (25%) from the 2002 quarter, primarily reflecting the continued growth of personal training services, nutritional product sales and the introduction of our Weight Management Program.

•	Miscellaneous revenue totaled $4.3 million, a decrease of $.9 million (16%) from the prior year quarter.

           The weighted-average number of fitness centers was 416 in the third quarter of 2003 and 2002.

           Gross committed membership fees originated during the third quarter decreased 7% compared to the 2002 quarter, with a 10% decrease at same clubs. The number of new members joining decreased 2% during the third quarter of 2003 compared with the same quarter a year ago, with a 5% decrease at same clubs. The average committed duration of memberships originated during the third quarter of 2003 was 30.9 months versus 30.6 months in the prior year quarter, a 1% increase. The gross committed monthly membership fees originated during the third quarter of 2003 averaged $38.24 versus $41.04 in the year ago quarter, a 7% decrease. The decrease in the monthly average resulted from a decrease in average membership price during the quarter.

           Operating income for the third quarter of 2003 was $5.5 million compared to $7.6 million in 2002. Net revenues decreased $1.6 million (1%) and operating costs and expenses increased $.8 million for the third quarter of 2003 offset by a decrease in depreciation and amortization of $.3 million. Earnings before interest, taxes, depreciation and amortization, loss from discontinued operations, including finance charges earned (“EBITDA”) as adjusted, was $44.4 million, a decrease of $6 million from the prior year period. The EBITDA margin (as adjusted) was 17% in the third quarter of 2003, compared to 19% in the 2002 period. These decreases are due, in part, to the continuing trend of lower initial membership fees originated. The following table is a reconciliation of net income to EBITDA and EBITDA as adjusted (in thousands):

Index
BALLY TOTAL FITNESS HOLDING CORPORATION
Management’s Discussion and Analysis of Financial Condition and
Results of Operations—(continued)

	Three months ended
	September 30

	2003	2002

Net income	$4,741	$7,224
Add:
Depreciation and amortization	19,276	19,567
Interest expense	15,651	13,796
Income tax provision	1,537	2,406
Loss from discontinued operations	126	394

EBITDA	41,331	43,387
Add:
Special charges		6,500
Stock-based compensation	222
Other, net	2,858	556

EBITDA as adjusted	$44,411	$50,443

           Fitness center operating expenses decreased by $1.6 million (1%) as a result of the implementation of cost reduction initiatives which were offset by planned increases in rent, utilities, insurance and other fixed costs. Products and services expenses increased $8.1 million (22%) to support the revenue growth of product and service offerings. Direct operating margin from products and services increased to $26.8 million from $20.7 million in the 2002 period, a 29% increase (22% related to same clubs), with a margin of 37% in the 2003 period compared to 36% in the prior year. Member processing and collection center expenses increased $.4 million (3%) compared to the prior year quarter, reflecting costs related to the consolidation of member processing functions into our Norwalk, California facility. Advertising expenses decreased $.3 million (2%) compared to the prior year quarter reflecting strategic reductions in discretionary marketing spending. General and administrative expenses increased $.7 million (9%) compared to the prior year quarter. Depreciation and amortization expense decreased $.3 million (1%) compared to the prior year quarter.

           Finance charges earned in excess of interest expense totaled $3.8 million in the third quarter of 2003, an increase of $.8 million over the prior year period resulting principally from higher finance charges earned, offset in part, by higher interest rates on the Company’s refinanced debt.

           Other, net expense was $2.8 million for the three months ended September 30, 2003, which includes the write off of $2.6 million of unamortized issuance costs from extinguished debt.

           The Company has reported as discontinued operations an internet-based start-up company which was liquidated in the second quarter of 2003. As a result, a loss from discontinued operations of $.1 million and $.4 million, net of taxes, was recorded during the third quarter of 2003 and 2002, respectively, related to the liquidation of this company.

Index
BALLY TOTAL FITNESS HOLDING CORPORATION
Management’s Discussion and Analysis of Financial Condition and
Results of Operations—(continued)

Comparison of the Nine Months Ended September 30, 2003 and 2002

           Net revenues for the first nine months of 2003 were $747 million compared to $729.7 million in 2002, an increase of $17.3 million (2%). Net revenues from comparable fitness centers were unchanged. The $17.3 million increase in net revenues resulted from the following:

•	Total membership revenue decreased $39.6 million or 7% (8% decline at same clubs), resulting from a $44.9 million or 17% decline in initial membership fees recognized during the period (16% related to same clubs) offset by a $5.3 million or 2% increase in dues revenue recognized (1% increase at same clubs).

•	Products and services revenue increased $57.9 million (35%) over the prior year period, primarily reflecting the continued growth of personal training services, nutritional product sales and the introduction of our Weight Management Program.

•	Miscellaneous revenue totaled $14 million, a decrease of $1 million (7%) from the prior year period.

           The weighted-average number of fitness centers increased to 413 from 412 in the first nine months of 2002.

           Gross committed membership fees originated during the first nine months decreased 4% compared to the 2002 period, with a 6% decrease at same clubs. The number of new members joining increased 3% during the first nine months of 2003 compared with the same period a year ago, with no change at same clubs. The average committed duration of memberships originated during the first nine months of 2003 was 30.6 months versus 30.5 months in the prior year period. The gross committed monthly membership fees originated during the first nine months of 2003 averaged $39.95 versus $43.12 in the year ago period, a 7% decrease. The decrease in the monthly average resulted from a decrease in average membership price during the period including a slight decrease in the proportion of multiple-club memberships sold due to apparent price sensitivity of new members.

           Operating income for the first nine months of 2003 was $23.9 million compared to $42.4 million in 2002. Net revenues increased $17.3 million (2%) for the first nine months of 2003, offset by a $33.8 million (5%) increase in operating costs and expenses ($35.9 million of which is related to the growth in products and services revenues), and an increase in depreciation and amortization of $2 million. EBITDA as adjusted, was $138.9 million, a decrease of $17.9 million from the prior year period. The EBITDA margin (as adjusted) was 17% for the first nine months of 2003, compared to 20% in the 2002 period. These decreases are due, in part, to the continuing trend of lower initial membership fees originated. The following table is a reconciliation of net income to EBITDA and EBITDA as adjusted (in thousands):

Index
BALLY TOTAL FITNESS HOLDING CORPORATION
Management’s Discussion and Analysis of Financial Condition and
Results of Operations—(continued)

	Nine months ended
	September 30

	2003	2002

Net income	$6,610	$42,701
Add:
Depreciation and amortization	57,918	55,937
Interest expense	43,572	41,986
Income tax provision	7,779	8,110
Loss from discontinued operations	2,444	1,153
Cumulative effect of accounting changes	15,579

EBITDA	133,902	149,887
Add:
Special charges		6,500
Stock-based compensation	344
Other, net	4,678	393

EBITDA as adjusted	$138,924	$156,780

           Fitness center operating expenses increased $2.1 million in the first nine months of 2003 compared to the prior year, due to planned increases in rent, utilities, insurance and other fixed costs. Products and services expenses increased $35.9 million (35%) to support the revenue growth of product and service offerings. Direct operating margin from products and services increased to $81.7 million from $59.7 million in the 2002 period, a 37% increase (28% related to same clubs), with a margin of 37% in both periods. Member processing and collection center expenses increased $2 million (6%) compared to the prior year period, reflecting increased telecommunication and member mailing costs, in addition to costs related to the consolidation of member processing functions into our Norwalk, California facility. Advertising expenses decreased $1.1 million (3%) compared to the prior year period reflecting strategic reductions in discretionary marketing spending. General and administrative expenses increased $1.5 million (7%) compared to the prior year period. Depreciation and amortization expense increased $2 million (4%), resulting from additional fitness centers and other depreciable assets since the prior year period.

           Finance charges earned in excess of interest expense totaled $13.2 million in the first nine months of 2003, an increase of $3.3 million over the prior year period resulting principally from lower interest rates on the Company’s borrowings and higher finance charges earned.

           Other, net expense was $4.7 million for the nine months ended September 30, 2003, which includes the write off of $2.6 million of unamortized issuance costs from extinguished debt and $1.7 million resulting from the second quarter sale of a portion of the Company's non-performing previously written down installment accounts receivable to a third party. Additionally, at September 30, 2003, installment accounts receivable included $36.6 million related to the residual value of other non-performing previously written down installment accounts receivable. These accounts may be subject to further valuation adjustments as we continue to evaluate their liquidation value.

           The Company has reported as discontinued operations an internet-based start-up company which was liquidated in the second quarter of 2003. As a result, a loss from discontinued operations of $2.4 million and

Index
BALLY TOTAL FITNESS HOLDING CORPORATION
Management’s Discussion and Analysis of Financial Condition and
Results of Operations—(continued)

$1.2 million, net of taxes, was recorded for the nine months ended September 30, 2003 and 2002, respectively, related to the liquidation of this company. In the second quarter of 2003, the Company changed its accounting method (effective January 1, 2003) related to the recognition of recoveries of unpaid dues under inactive membership contracts from accrual-based estimations to a cash basis of recognition, which is considered a preferable method of accounting for such past due amounts since it is less reliant on estimations. The effect of this change was a cumulative non-cash charge of $15,414 (net of tax effect of $4,868) or $.47 per diluted share. The Company also implemented the provisions of SFAS No. 143 as of January 1, 2003. As a result, a non-cash cumulative adjustment of $165 was recorded to provide for estimated future restoration obligations on the Company’s leaseholds in the first quarter of 2003.

Liquidity and Capital Resources

           Cash flows from operating activities were $38.1 million in the first nine months of 2003, compared to $35.1 million in the 2002 period. Over the past two years, the Company sold a portion of its installment contracts receivable portfolio to a major financial institution in three bulk sales at net book value, with combined proceeds of approximately $128 million. Excluding the impact of the sales of receivables and net of the change in dues prepayments during the periods, cash flows from operating activities were $56 million in the first nine months of 2003, compared to $73.9 million in 2002.

           Capital expenditures totaled $32 million in the first nine months of 2003 compared to $79.7 million in the 2002 period. Capital expenditures for 2003 are expected to be less than $50 million. The following table details cash used in investing activities during the three and nine months ended September 30, 2003 and 2002 (in thousands):

	Three months ended		Nine months ended
	September 30		September 30

	2003	2002	2003	2002

Club improvements	$3,132	$7,399	$10,077	$18,848
New clubs	5,821	9,531	13,771	29,874
Club remodels and expansions	(20)	1,264	3,336	10,287
Administrative and systems	2,376	632	4,324	2,982
Real estate purchases and other	89	125	501	17,727

	$11,398	$18,951	$32,009	$79,718

           As a result of the decrease in capital expenditures, our free cash flow (cash provided by operating activities, less cash used in investing activities) was $6.1 million for the nine months ended September 30, 2003, compared to a deficit of $44.7 million in the first nine months of 2002. We are disclosing free cash flow because management believes that it is an important measure of liquidity and investors are focused on our ability to reduce our overall debt. The following table is a reconciliation of cash provided by operating activities to free cash flow (deficit) for the three and nine months ended September 30, 2003 and 2002 (in thousands):

Index
BALLY TOTAL FITNESS HOLDING CORPORATION
Management’s Discussion and Analysis of Financial Condition and
Results of Operations—(continued)

	Three months ended		Nine months ended
	September 30		September 30

	2003	2002	2003	2002

Cash provided by operating activities	$6,710	$8,146	$38,087	$35,063
Less: Cash used in investing activities	(11,398)	(18,951)	(32,009)	(79,718)

Free cash flow (deficit)	$(4,688)	$(10,805)	$6,078	$(44,655)

           At the end of the second quarter the Company announced the completion of the refinancing of its existing $132 million term loan and $56 million outstanding on its revolving credit agreement by issuing $235 million in aggregate principal of 10 ½% Senior Notes due 2011 in two offerings under Rule 144A and Regulation S under the Securities Act of 1933, as amended. The Company also entered into a new $100 million Senior Secured Revolving Credit Facility due 2008. These transactions were completed in July 2003. As a result, the Company wrote off $2.6 million of unamortized issuance costs from the extinguished debt in the third quarter of 2003. In addition, in July 2003 the Company paid down $25 million on its $155 million Securitization Series 2001-1 and extended the revolving period on $100 million of the balance through July 2005. The balance of $30 million of principal on the securitization which was not extended will amortize in the fourth quarter of 2003. The amount available under the revolving credit facility is reduced by any outstanding letters of credit, which cannot exceed $30 million. As of November 4, 2003, the Company had outstanding $6 million in letters of credit and availability of $76.5 million on its new $100 million revolving credit line. As of September 30, 2003, our debt service requirements, including interest, through September 30, 2004 were approximately $83.7 million, exclusive of the $30 million in principal payments on the securitization. We believe that we will be able to satisfy these short-term requirements for debt service and capital expenditures out of available cash balances, cash flow from operations and borrowings on the revolving credit facility.

           On September 8, 2003, the Company entered into interest rate swap agreements whereby the fixed interest commitment on $200 million of outstanding principal of the Company’s 9.875% Senior Subordinated Notes, due 2007, was swapped for a variable rate commitment based on the six-month Euro rate, plus 6.01%. As a result, interest expense for the 2003 quarter was reduced by approximately $.3 million.

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

Index
BALLY TOTAL FITNESS HOLDING CORPORATION

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

           The Company is exposed to market risk from changes in the interest rates on certain of its outstanding debt. The outstanding loan balance under its bank credit facility and the Series 2001-1 accounts receivable-backed variable funding certificates bear interest at variable rates based upon prevailing short-term interest rates in the United States and Europe.

           The Company has an 8.5% interest rate cap on the Series 2001-1 accounts receivable-backed variable funding certificates which covers the outstanding $130 million (as of September 30, 2003) of principal through its original principal repayment schedule. Additionally, on $100 million of the variable funding certificates which were refinanced, the Company has purchased a 7.75% rate cap extending through the refinanced period. The Company has also entered into interest rate swap agreements whereby the fixed interest commitment on $200 million of outstanding principal on the Company’s 9.875% Senior Subordinated Notes, due 2007, was swapped for a variable rate commitment based on the six-month Euro rate, plus 6.01% (7.13% at September 30, 2003).

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

PART II.   OTHER INFORMATION

Item 4.   Submission of matters to a vote of security holders

           At the Company’s annual meeting of stockholders held on July 31, 2003, the stockholders considered and voted on the following:

           Two persons nominated by the Board of Directors for election as directors of Class I for three-year terms expiring in 2006 or until their successors have been duly elected, along with the voting results which resulted in each nominee being elected as a director, were as follows:

	Votes	Votes
Nominees	cast for	withheld

Paul A. Toback	30,816,134	717,523
Martin E. Franklin	30,977,979	555,678

Index
BALLY TOTAL FITNESS HOLDING CORPORATION

           In addition to the two directors elected at the meeting, the following directors term of office as directors continued after the meeting: John W. Dwyer, J. Kenneth Looloian, James F. McAnally, M.D., John W. Rogers, Jr., and Stephen C. Swid.

           A shareholder proposal was made requiring the office of Chairman of the Board be held by an independent outside Director. The proposal did not pass with the result of said vote as follows:

For:	6,078,764
Against:	15,034,439
Abstain:	156,983
Non-vote:	10,263,471

Item 6.   Exhibits and reports on Form 8-K

(a)	Exhibits:

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

(b)	Reports on Form 8-K:

1.	On July 2, 2003 we filed a Current Report on Form 8-K attaching a press release announcing the completion of our $200 million Senior Notes Offering and $90 million Revolving Credit Facility. Also announced was the completed refinancing of $100 million of our $155 million securitization Series 2001-1.

2.	On July 16, 2003 we filed a Current Report on Form 8-K attaching a press release announcing the sale of an additional $35 million of Senior Notes.

3.	On August 5, 2003 we filed a Current Report on Form 8-K attaching a press release announcing our earnings for the quarter ended June 30, 2003.

4.	On September 30, 2003 we filed a Current Report on Form 8-K containing financial statements for prior periods, management's discussion and analysis of financial condition and results of operations and selected historical consolidated financial data amended to conform with the June 30, 2003 presentation filed on Form S-4 dated September 30, 2003, registering $235 million of 10 ½% Senior Notes due 2011 (the “notes”). Additionally, consolidating financial statements were included to present the accounts of Bally Total Fitness Holding Corporation and our Guarantor and Non-Guarantor subsidiaries, as defined in the indenture to the Notes.

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

Dated: November 12, 2003